Form 10-K
period 1998-05-31
FRASER REALTY GROUP INC
filed 1998-08-28
CIK 749753

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM  10-K

                  ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal years ending May 31, 1990 through 1998
                            Commission File No. 0-13895

                             FRASER REALTY GROUP, INC.
                             -------------------------
               (exact name of registrant as specified in its charter)

          Delaware                                34-1444240
-------------------------------              -------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

                       761 Parkview Drive, Aurora, Ohio 44202
                       --------------------------------------
                     (Address of Principal Office and Zip Code)

                 Registrant's telephone number, including area code
                                   (330) 995-0051

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Shares of Common Stock, Without Par Value
                                  (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                                --     --

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 50 days prior to the date of filing.) $0 as of August 7, 1998.

     Indicate the number of shares outstanding each of the Registrant's classes of common stock, as of the latest practicable date. 925,540 shares of Common Stock and 50,000 shares of convertible Serial Preferred Stock as of May 31, 1998.

                                       PART I

Item 1.  BUSINESS
     Fraser Realty Group, Inc. ("FRG"), a Delaware corporation, is the successor to Fraser Mortgage Investments (the "Trust"), an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated May 7, 1969. The executive offices of FRG are located at 761 Parkview Drive, Aurora, Ohio 44202 (telephone 330/995-0051). At a special meeting of the shareholders of the Trust held on August 28, 1984, the shareholders approved a plan of reorganization pursuant to which (1) all of the assets of the Trust were sold to FRG, a corporation newly formed for the purpose of effecting the reorganization; (2) FRG assumed all of the Trust's liabilities and obligations;
(3) each issued and outstanding share of the Trust was converted into one share of FRG common stock; and (4) the Trust was terminated. The purpose of the proposed reorganization was to convert the Trust to a business organization taxable as an ordinary corporation, instead of a real estate investment trust, under the Federal income tax laws. Unless the context otherwise requires, the term FRG includes its predecessor, the Trust.

     FRG invests in real estate and mortgage loans. FRG was organized as a real estate investment trust, primarily for the purpose of making passive investments in real estate and passing through the income realized from such investments to its shareholders. From its inception, FRG financed its real estate investment operations principally through the sale of common stock, and short-term debt financing, including both bank borrowings and the issuance of commercial paper. FRG has seen its real estate investments evolve from principally short-term construction loans to a mix of variable and fixed-rate mortgage loans of which a significant portion consists of mortgage positions on improved and unimproved land held by investors for development purposes. Accordingly, FRG's investments in mortgage loans represent long-term assets with realization dates dependent upon the equity holders' ability to complete development projects or obtain refinancing from other sources. At the same time, bank notes payable and commercial paper outstanding are all short-term borrowings renewable at the option of the noteholders. FRG relies on these short-term borrowings, the intermittent repayment of loans and the refinancing or sale of portfolio investments in order to meet its current obligations. During fiscal 1989, cash provided from these sources was wholly inadequate to provide working capital to fund operations.

     Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet past and current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurring further losses. FRG has been inactive since 1990 and has not conducted any business since that time.

Item 2.  PROPERTIES
     None.

Item 3.  LEGAL PROCEEDINGS
     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                      PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Registrant is an inactive company and there is a limited public trading market for its common stock. Registrant is currently listed on the OTC Bulletin Board (inactive) under the symbol FRAS.

Item 6.  SELECTED FINANCIAL DATA
     FRG was incorporated on July 9, 1984 and Registrant entered a state of dormancy in 1990. There are no corporate records or minutes available to document the activities of the corporation until May 4, 1997. On the 1st day of March, 1987, the State of Delaware canceled FRG's corporate charter. On May 4th, 1997 Roger A. Kimmel, Jr. initiated a due diligence investigation into the former business, affairs, market, stockholders and other relevant matters concerning FRG and launched a movement to rehabilitate the corporation.


                            1990     1991     1992     1993     1994     1995     1996     1997     1998
                            ----     ----     ----     ----     ----     ----     ----     ----     ----
OPERATING REVENUES             0        0        0        0        0        0        0        0        0
     INCOME (LOSS) FROM        0        0        0        0        0        0        0        0        0
     CONTINUING OPERATIONS     0        0        0        0        0        0        0        0        0

INCOME (LOSS) FROM             0        0        0        0        0        0        0        0        0
     CONTINUING OPERATIONS     0        0        0        0        0        0        0        0        0
     PER SHARE                 0        0        0        0        0        0        0        0        0

ASSETS                         0        0        0        0        0        0        0        0        0

STOCKHOLDER'S EQUITY           0        0        0        0        0        0        0        0        0


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
     Fraser Realty Group, Inc. has no operations or income.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Please see following pages.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Roger A. Kimmel, Jr., President and Director
     Delbert A. Supik, Treasurer and Director
     Michael A. Drew, Secretary and Director

Item 11.  EXECUTIVE COMPENSATION
     Neither the officers nor directors receive compensation for services rendered nor does any agreement exist for any of them to be compensated for past services at some future date.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of May 31, 1998 no individual owned more than 5% of the Registrant's common and preferred stock. However, Roger A. Kimmel, Jr. is the holder/owner of 50,000 shares of Registrant's convertible Serial Preferred Stock with a par value of $0.0001 per share (each preferred share entitles the holder/owner to surrender such security and receive 230 common shares of Registrant in exchange). Mr. Kimmel also owns 50,000 irrevocable stock purchase Warrants that are transferable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information set out in Item 11 is also applicable to this item. No officer, director, nominee for director, family member of any of the foregoing, or corporation, organization, trust or estate in which any of the foregoing has an interest is indebted to the Registrant.

                             FRASER REALTY GROUP, INC.
                              (a Delaware Corporation)
                           (a Development Stage Company)
                     Statement of Income and Retained Earnings
               For the Fiscal Years Ending May 31, 1990 through 1998


INCOME
  Sales                                           0
                                             ------
  Total Income                               $    0
                                             ------

EXPENSES

  Total Expenses                                  0
                                             ------

Net Profit/(Loss)                                 0

Accumulated Deficit June 1                        0

Accumulated Deficit May 31                   $    0
                                             ------


               Please See Accompanying Notes To Financial Statements

                            FRASER  REALTY  GROUP,  INC.
                              (a Delaware Corporation)
                           (a Development Stage Company)
                                   Balance Sheet
               For the Fiscal Years Ending May 31, 1990 through 1998


ASSETS
Organizational Cost                          $    0
                                             ------

Total Assets                                      0
                                             ------


LIABILITIES & STOCKHOLDERS' EQUITY

Shareholders' Equity

Preferred Stock $0.0001 par value
  Authorized 100,000 shares of which 50,000 are issued and outstanding Common Stock $0.0001 par value
  Authorized 25,000,000 shares of which 925,540 are issued and outstanding

Paid in Capital                              $ 5.00
Accumulated Deficit                               0
                                             ------

  Total Shareholders' Equity                   5.00

Total Liabilities and Shareholders' Equity   $ 5.00
                                             ------






              Please See Accompanying Notes To Financial Statements

                             FRASER REALTY GROUP, INC.
                              (a Delaware Corporation)
                           (a Development Stage Company)
                    Statement of Changes in Shareholders' Equity
               For the Fiscal Years Ending May 31, 1990 through 1998


                                             Common Stock        Accumulated
                                                                   Deficit
Initial Capitalization July 9, 1984
  (1,037,580) No Par Value                   $17,056,187         $17,056,187

Sale of convertible Serial Preferred Stock
on June 17, 1997 (50,000)                           5.00                   0
  See note Par Value $0.0001

Net Loss for 1998                                      0                   0
                                             -----------         -----------

Balance May 31, 1998                         $17,056,192         $17,056,187


Roger A. Kimmel, Jr. received 50,000 shares of Registrant's convertible Serial Preferred Stock and 50,000 irrevocable stock purchase Warrants pursuant to Resolutions adopted by its Board of Directors.





               Please See Accompanying Notes To Financial Statements

                             FRASER REALTY GROUP, INC.
                              (a Delaware Corporation)
                           (a Development Stage Company)
               For the Fiscal Years Ending May 31, 1990 through 1998

Cash Flows From Operating Activities:
  Net Income/loss                       $         0
                                        -----------

Net Increase (Decrease) in Cash         $         0
                                        -----------










             Please See Accompanying Notes To Financial Statements

                             FRASER REALTY GROUP, INC.
                              (a Delaware Corporation)
                         (a Development Stage Corporation)
                         Notes to the Financial Statements
                                    May 31, 1998


Note 1.  INCORPORATION AND HISTORY
     The company was incorporated on July 9, 1984 in the State of Delaware. The corporation entered a state of dormancy in 1990 and there are no corporate records or minutes available to document the activities of the corporation until May 4, 1997. On that date, Mr. Roger A. Kimmel, Jr. initiated a due diligence investigation into the former business, affairs, market, stockholders and other relevant matters concerning the corporation and launched a movement to rehabilitate the corporation.

Note 2.  RELATED PARTY TRANSACTIONS
     Roger A. Kimmel, Jr. is the holder/owner of 50,000 shares of Registrant's convertible Serial Preferred Stock with a par value of $0.0001 per share. The conversion feature entitles the holder/owner to receive 230 shares of Registrant's common stock for each preferred share surrendered in exchange. Mr. Kimmel also owns 50,000 irrevocable stock purchase Warrants, each Warrant is transferable and entitles the record owner to purchase 1 share of the Registrant's convertible Serial Preferred Stock for $0.0001 (par value). The Warrants expire June 1, 1999.

Note 3.  FILING FEES
     Roger A. Kimmel, Jr. has agreed to pay any and all filing fees that may be required by the State of Delaware, the Securities And Exchange Commission, and others.

Note 4.  WARRANTS
     The 50,000 irrevocable stock purchase Warrants authorized and issued by the Registrant to Roger A. Kimmel, Jr. entitle the holder to purchase one additional share of convertible Serial Preferred stock, par value $0.0001, at the exercise price of $0.0001 per Warrant exercised. The Warrants carry no voting rights and do not represent ownership in the corporation. The Warrants are transferable on the books of the Registrant and expire June 1, 1999.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FRASER REALTY GROUP, INC.
                                   (Registrant)



                              By  /s/ Roger A. Kimmel, Jr.
                                  ---------------------------
                                   Roger A. Kimmel, Jr., President,
                                   Principal Executive Officer

Date:  August 7, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger A. Kimmel, Jr.           President               Dated: August 7, 1998
-----------------------------      (Principal Executive
Roger A. Kimmel, Jr.               Officer)


/s/ Delbert A. Supik               Director                Dated: August 7, 1998
-----------------------------
Delbert A. Supik


/s/ Michael A. Drew                Director                Dated: August 7, 1998
-----------------------------
Michael A. Drew