Form 10QSB
period 1998-08-31
FRASER REALTY GROUP INC
filed 1999-10-28
CIK 749753

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 31, 1998

                         COMMISSION FILE NUMBER 0-13895

                            FRASER REALTY GROUP, INC.
               (Exact name of Issuer as specified in its charter)


         Delaware                                        34-1444240
(other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                      Identification No.)


                               761 Parkview Drive
                               Aurora, Ohio 44202
                         (Address of principal offices)
                                 (330) 995-0051
                (Issuer's telephone number, including area code)


         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  ( X  )                No  (    )

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

      Title of Each Class                   Outstanding at August 31, 1998

Common Stock, $0.0001 Par Value                       1,038,948 Shares

Preferred Stock, $0.0001 Par Value                    50,000 Shares

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                      PAGE
ITEM 1 Financial Statements
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations

PART II OTHER INFORMATION
SIGNATURES

                                   =============================================
                                             Fraser Realty Group, Inc.
                                             (a dormant state Company)

                                               Financial Statements
                                                         &
                                           Independent Auditor's Report

                                         December 31, 1998 & June 30, 1999
                                   =============================================


                           Harmon & Company, CPA, Inc.
                                  Dublin, Ohio

                                                       Fraser Realty Group, Inc.





                                      Index




Independent Auditors' Report                                    Page 5
Balance Sheets                                                  Page 6
Statements of Operations                                        Page 7
Statement of Changes in Stockholders' Equity                    Page 8
Statements of Cash Flows                                        Page 9
Notes to the Financial Statements                               Page 10

H & C                                                HARMON & COMPANY, CPA, INC.
                                                                6089 FRANTZ ROAD
                                                                       SUITE 103
                                                              DUBLIN, OHIO 43017



                          Independent Auditor's Report
                          ----------------------------



To The Board of Directors of
Fraser Realty Group, Inc.

         We have audited the accompanying Balance Sheets of Fraser Realty Group, Inc. as of December 31, 1998 and the six months ended June 30, 1999 and the related Statements of Operations, Cash Flows, and Changes in Stockholders' Equity. These financial statements are the responsibility of the management of Fraser Realty Group, Inc.. Our responsibility is to express an opinion on these financial statements based on our audit.

         We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fraser Realty Group, Inc. as of December 31, 1998 and the six months ended June 30, 1999 and the results of its operations and its cash flows for the year ended December 31, 1998 and the six months ended June 30, 1999 in conformity with generally accepted accounting principles.


/s/ Harmon & Company, CPA, Inc.
------------------------------
Harmon & Company, CPA, Inc.
Dublin, Ohio
September 24, 1999



Phone 614-792-9833               Members of the AICPA . . . SEC Practice Section
Fax   614-792-9834                  Ohio Society of Certified Public Accountants

                           Fraser Realty Group, Inc.
                                 Balance Sheets
                       December 31, 1998 and June 30, 1999

                                                                           6/30/99         12/31/98
                                                                           -------         --------
                                         Assets
                                         ------

Cash and cash equivalents                                                 $          5    $          0
                                                                          ------------    ------------
                     Total Assets                                         $          5    $          0
                                                                          ------------    ------------


                              Liabilities and Stockholders' Equity
                              ------------------------------------

Liabilities                                                               $          0    $          0
                                                                          ------------    ------------
                     Total  Liabilities                                              0               0
                                                                          ------------    ------------

Stockholders' Equity
--------------------
          Serial Preferred Stock, convertible $.0001 par value; 100,000
          shares authorized, 100,000 and 50,000  shares issued                      10               5
          and outstanding at 6/30/99 and 12/31/98, respectively

          Common Stock, $.0001 par value:; 25,000,000 shares
          authorized; 1,038,948 shares issued and outstanding at
          6/30/99 and 12/31/98, respectively                                       104             104

          Additional Paid-in-Capital                                        17,063,578      17,063,578
          Retained Earnings (Deficit)                                      (17,063,687)    (17,063,687)
                                                                          ------------    ------------

                     Total Stockholders' Equity                                      5               0
                                                                          ------------    ------------
               Total Liabilities and Stockholders' Equity                 $          5    $          5
                                                                          ------------    ------------



   The accompanying notes are an integral part of these financial statements.

                            Fraser Realty Group, Inc.
               Statement of Income and Retained Earnings (Deficit)
   For the year ended December 31, 1998 and the Six Months Ended June 30, 1999

                                                  6/30/99    12/31/98
                                                  -------    --------
Income
------
    Gross Sales                                 $        0   $        0
                                                ----------   ----------
                      Total Income                       0            0
                                                ----------   ----------
Expenses
--------
    Legal & Accounting                                   0            0
                                                ----------   ----------
                      Total Expenses                     0            0
                                                ----------   ----------
                    Net Income (Loss)           $        0   $        0
                                                ----------   ----------
Weighted Average shares outstanding 1,038,948
 during the period                               1,038,948    1,038,948
                                                ----------   ----------



   The accompanying notes are an integral part of these financial statements.

                           Fraser Realty Group, Inc.
                  Statement of Changes in Stockholders' Equity
   For the Year Ended December 31, 1998 and the Six Months Ended June 30, 1999



                                                   Preferred Stock    Common Stock      Additional                       Total
                                                   ---------------    ------------       Paid-In       Retained      Stockholders'
                                                  Shares   Amount    Shares    Amount    Capital   Earnings (Deficit)   Equity
                                                  ------   ------    ------    ------    -------   ------------------   ------
      Balance - December 31, 1997                  50,000   $ 5     1,038,948   $104    17,063,578  ($17,063,687)         $0

      Balance - December 31, 1998                  50,000     5     1,038,948    104    17,063,578   (17,063,687)          0
                                                 ==================================================================================

Stock issued for exercise of warrants              50,000     5                                                            5
Net loss for the six months ended June 30, 1999                                                                0
                                                 ----------------------------------------------------------------------------------
      Balance - June 30, 1999                     100,000   $10     1,038,948   $104   $17,063,578  ($17,063,687)         $5
                                                 ==================================================================================



The accompanying notes are an integral part of these financial statements.

                            Fraser Realty Group, Inc.
                            Statements of Cash Flows
   For the year ended December 31, 1998 and the Six Months Ended June 30, 1999

                                                            6/30/99    12/31/98
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net Income (Loss)                                       $      0   $      0
                                                            --------   --------
    Preferred Stock issued for legal services                      0          0
                                                            --------   --------
    Total Adjustments to Net Income (Loss)                         0          0
                                                            --------   --------
           Net Cash Provided by Operating Activities               0          0
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
         Net Cash Provided (used) by Investing Activities          0          0
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
    Proceeds from exercise of stock purchase warrants              5          0
                                                            --------   --------
      Net Cash Provided (Used) by Financing Activities             5          0
                                                            --------   --------
    Net Increase (Decrease) in Cash                         $      5   $      0
                                                            --------   --------

    Cash, Beginning of Period                               $      0   $      0
                                                            --------   --------
    Cash, End of Period                                     $      5   $      0
                                                            --------   --------



   The accompanying notes are an integral part of these financial statements.

                            FRASER REALTY GROUP, INC.
                            (a Dormant State Company)
                          Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following accounting principles and practices of Fraser Realty Group, Inc. (the "Company" ) are set forth to facilitate the understanding of data presented in the financial statements.

         BASIS OF PRESENTATION - Fraser Realty Group, Inc. ("FRG"), a Delaware corporation, is the successor to Fraser Mortgage Investments (the "Trust"), an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated May 7, 1969. The executive offices of FRG are located at 761 Parkview Drive, Aurora, Ohio 44202. At a special meeting of the shareholders of the Trust held on August 28, 1984, the shareholders approved a plan of reorganization pursuant to which

         (1) all of the assets of the Trust were sold to FRG, a corporation newly formed for the purpose of effecting the reorganization;

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

         On August 4, 1998, acting in his capacity as Chairman of the Board and President, and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate For Renewal And Revival Of Charter and thereby effected a renewal, revival and restoration of the Company's Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of Delaware. Thereafter, Roger A.

FRASER REALTY GROUP, INC.                         NOTES TO FINANCIAL STATEMENTS

Kimmel, Jr. filed on august 28, 1998 an Omnibus 10-K for the fiscal years ending May 31, 1990 through 1998.

         While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990, Roger A. Kimmel, Jr. believes that it may be possible to recover some value for the Stockholders through the implementation of a plan whereby FRG will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

         Kimmel will continue to extend administrative expenses to keep FRG current with its reporting requirements, maintaining the Corporation in good standing, and continuing its acquisition efforts.

         GOING CONCERN ACCOUNTING BASIS - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         PER SHARE AMOUNTS - Net loss per common share is computed based on the weighted average number of common shares outstanding for each period. Shares issuable upon exercise of options are not included in the computation since their effect would be antidilutive.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

NOTE 2. GOING CONCERN

         The Company has not engaged in any business activity since 1990. In 1998, Mr. Kimmel incurred expenses to bring the Company current with filings with the Securities and Exchange Commission and to reinstate the corporate charter. In return for these services, Mr. Kimmel received 50,000 shares of Preferred Stock in June of 1997 and an expense of $7,500 was recorded for these services.

         As of December 31, 1998 and June 30, 1999 the Company has a stockholders' equity of $0.00 and $5.00, respectively. These factors, among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PREFERRED AND COMMON STOCK

         On August 4, 1998, acting in his capacity as Chairman of the Board and President, and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate of Correction which was filed to correct a certain error in the Company's original Certificate Of Incorporation of Fraser Realty Group, Inc. filed in the office of the Delaware Secretary of State on July 9, 1984. The defect of said Certificate to be corrected was as follows, to-wit: No par value stock was mistakenly authorized. Accordingly, Article Fourth: Section 1. of the Certificate was corrected to read as follows:

         "The total number of shares of all classes of stock which the corporation shall have authority to issue is twenty-five million one hundred thousand (25,100,000), of which twenty-five million (25,000,000) shares shall be Common Stock with a par value of $0.0001 per share, and one hundred thousand (100,000) shares shall be convertible Serial Preferred Stock with a par value of $0.0001 per share."

FRASER REALTY GROUP, INC.                         NOTES TO FINANCIAL STATEMENTS

         Each preferred share entitles the holder/owner to surrender such security and receive 230 common shares in exchange.

         In 1997, Mr. Kimmel incurred expenses to bring the Company current with filings with the Securities and Exchange Commission and to reinstate the corporate charter. In return for these services, Mr. Kimmel received 50,000 shares of Preferred Stock in 1997 and an expense of $7,500 was recorded for these services. Mr. Kimmel also received 50,000 irrevocable stock purchase Warrants that are transferrable with a June 1, 1999 expiration date. These warrants were exercised for a total of $5.00 in May 1999.

NOTE 4. RELATED PARTY TRANSACTIONS

         In 1998, Mr. Kimmel incurred expenses to bring the Company current with filings with the Securities and Exchange Commission and to reinstate the corporate charter. In return for these services, Mr. Kimmel received 50,000 shares of preferred stock in 1997 and an expense of $7,500 was recorded for these services. Mr. Kimmel also received 50,000 irrevocable stock purchase Warrants that are transferrable with a June 1, 1999 expiration date. These warrants were exercised for a total of $5.00 in May 1999.

NOTE 5. INCOME TAXES

         As a result of operating losses, no provision for Income Taxes was necessary. As of December 31, 1998, the Company has net operating loss carryforwards of approximately $1,137,000 available to reduce future taxable income expiring in 2005 and 2018. Ultimate utilization of the net operating loss carryforwards will be subject to limitation and the existence of future taxable income.

NOTE 6. OTHER

         The Company has no operating activity except on a very limited basis with the only activity being that of the Company's president actively seeking a company with which to effect a business combination. In this process, he has incurred legal expenses through December 31, 1998.

                            FRASER REALTY GROUP, INC.
                            (a Dormant State Company)

                                 August 31, 1998


Note 7. HISTORY  OF  THE  COMPANY

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

Note 8.  RESTORATION  OF  CORPORATE  STATUS

         On August 4, 1998, acting in his capacity as Chairman of the Board and President, and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate For Renewal And Revival Of Charter and thereby effected a renewal, revival and restoration of the Company's Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of Delaware. Thereafter, Roger A. Kimmel, Jr. filed on august 28, 1998 an Omnibus 10-K for the fiscal years ending May 31, 1990 through 1998.

Note 9.  CORRECTION  OF  CERTIFICATE  OF  INCORPORATION

         On August 4, 1998, acting in his capacity as Chairman of the Board and President, and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate of Correction which was filed to correct a certain error in the Company's original Certificate Of Incorporation of Fraser Realty Group, Inc. filed in the office of the Delaware Secretary of State on July 9, 1984. The defect of said Certificate to be corrected was as follows, to-wit: No par value stock was mistakenly authorized. Accordingly, Article Fourth: Section 1. of the Certificate was corrected to read as follows:

         "The total number of shares of all classes of stock which the corporation shall have authority to issue is twenty-five million one hundred thousand (25,100,000), of which twenty-five million (25,000,000) shares shall be Common Stock with a par value of $0.0001 per share, and one hundred thousand (100,000) shares shall be convertible Serial Preferred Stock with a par value of $0.0001 per share."

Note 10.  PROPOSED  OPERATIONS

         On May 4, 1997 Roger A. Kimmel, Jr. Chairman of the Board and President of FRG, initiated a due diligence investigation into the former business, affairs, market, stockholders and other relevant matters concerning the Company and launched a movement to rehabilitate FRG.

         While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990, Roger A. Kimmel, Jr. believes that it may be possible to recover some value for the Stockholders through the implementation of a plan whereby FRG will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

         Roger A. Kimmel, Jr. believes the Company will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Roger A Kimmel, Jr. is not aware of any empirical statistical data that would independently confirm or quantify Kimmel's belief concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing the Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

Note 11.  ACQUISITION  OPPORTUNITIES

         In implementing a particular business combination transaction, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Company will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Company's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders.

Note 12.  FUTURE  EXPENSES

         Roger A. Kimmel, Jr. will continue to extend administrative expenses to keep Fraser Realty Group, Inc. current with its reporting requirements, maintain the company in good standing and further fund the effort to identify a suitable acquisition candidate.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The Company has no assets, liabilities, or ongoing operation and has not engaged in any business activities since 1990. The Company had no operations during the quarter ended August 31, 1998 and no material assets or liabilities as of August 31, 1998. The reported loss from operations in 1998 resulted solely from expenses incurred by Kimmel on behalf of the Company in connection with the restoration of the Company's corporate charter, the preparation and filing of Annual Franchise Tax Reports for years 1985, 1986 and 1987, and the preparation and filing of certain reports required under the Securities Exchange Act of 1934.

Results of Operations

         We are still seeking a suitable acquisition candidate. The candidates to date lack the efficient resources to be a public company or have not had an audit or did not have the ability to create a presence within the market place.

Plan of Operation

         The Company has not engaged in any material operations or had any revenues from operations during the preceding year. The Company's plan of operation for the next quarter is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

         During the next quarter, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Kimmel to the Company. Because the Company has not identified any such venture as of the date of this Form 10-QSB, it is impossible to predict the amount of any expenses.

         Kimmel will continue to extend administrative expenses to keep FRG current with its reporting requirements, maintaining the Corporation in good standing, and continuing its acquisition efforts.

PART II - OTHER  INFORMATION

ITEM 1.  LEGAL PROCEDINGS
         NONE

ITEM 2.  CHANGES  IN  SECURITIES
         NONE

ITEM 3.  DEFAULTS  ON  SENIOR  SECURITIES
         NONE

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
         NONE

ITEM 5.  OTHER  INFORMATION
         NONE

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
         A.  Exhibits  None
         B.  Reports on Form 8-K  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Fraser  Realty Group, Inc.

                                            /s/  Roger A. Kimmel, Jr.
                                            --------------------------
                                            Roger A. Kimmel, Jr.
                                             Chief Executive officer

                                             Dated:  August 31, 1998