Form 10QSB
period 1998-11-30
FRASER REALTY GROUP INC
filed 1999-10-28
CIK 749753

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended November 30, 1998

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

      Title of Each Class                   Outstanding at November 30, 1998

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

Note 9.  ACQUISITION  OPPORTUNITIES

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

Note 10.  FUTURE  EXPENSES

         Roger A. Kimmel, Jr. will continue to extend administrative expenses to keep Fraser Realty Group, Inc. current with its reporting requirements, maintain the company in good standing and further fund the effort to identify a suitable acquisition candidate.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The Company has no assets, liabilities, or ongoing operation and has not engaged in any business activities since 1990. The Company had no operations during the quarter ended November 30, 1998 and no material assets or liabilities as of November 30, 1998.

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