Form 10QSB
period 1999-02-28
FRASER REALTY GROUP INC
filed 1999-10-28
CIK 749753

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended February 28, 1999

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

      Title of Each Class                   Outstanding at February 28, 1999

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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The Company has no assets, liabilities, or ongoing operation and has not engaged in any business activities since 1990. The Company had no operations during the quarter ended February 28, 1999 and no material assets or liabilities as of February 28, 1999.

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