Form 10KSB
period 1999-05-31
FRASER REALTY GROUP INC
filed 1999-10-28
CIK 749753

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1999

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

      Title of Each Class                        Outstanding at May 31, 1999

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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The Company has no assets, liabilities, or ongoing operation and has not engaged in any business activities since 1990. The Company had no operations during the quarter ended May 31, 1999 and no material assets or liabilities as of May 31, 1999.

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