Form 10QSB
period 1999-11-30
MOTORSPORTS USA INC/OH
filed 2000-02-18
CIK 749753

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 1999

                         COMMISSION FILE NUMBER 0-13895

                              MOTORSPORTS USA, INC.
                      (formerly Fraser Realty Group, Inc.).
               (Exact name of Issuer as specified in its charter)


         Delaware                                                34-1444240
(other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           106 East South Main Street
                          Waxham, North Carolina 28173
                         (Address of principal offices)
                                 (416) 729-4321
                (Issuer's telephone number, including area code)


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

      Title of Each Class                       Outstanding at November 30, 1999

Common Stock, $0.0001 Par Value                         23,103,894 Shares

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations

PART II OTHER INFORMATION
SIGNATURES


                              MOTORSPORTS USA, INC.



                 See accompanying notes to financial statements

                              MOTORSPORTS USA, INC.


                                November 30, 1999


Note 1.  HISTORY  OF  THE  COMPANY

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

         FRG invested in real estate and mortgage loans. FRG was organized as a real estate investment trust, primarily for the purpose of making passive investments in real estate and passing through the income realized from such investments to its shareholders. From its inception, FRG financed its real estate investment operations principally through the sale of common stock, and short-term debt financing, including both bank borrowings and the issuance of commercial paper. FRG saw its real estate investments evolve from principally short-term construction loans to a mix of variable and fixed-rate mortgage loans of which a significant portion consisted of mortgage positions on improved and unimproved land held by investors for development purposes. Accordingly, FRG's investments in mortgage loans represented long-term assets with realization dates dependent upon the equity holders' ability to complete development projects or obtain refinancing from other sources. At the same time, bank notes payable and commercial paper outstanding were all short-term borrowings renewable at the option of the noteholders. FRG relied on these short-term borrowings, the intermittent repayment of loans and the refinancing or sale of portfolio investments in order to meet its then current obligations. During fiscal 1989, cash provided from these sources was wholly inadequate to provide working capital to fund operations.

         Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet past and current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurring further losses. FRG has been inactive since 1990 and has not conducted any business since that time.

Note 2.  THE  TRANSACTION

         FRG acquired Motorsports USA, Inc. in a business combination that was structured as a reverse merger or takeover. Before the Transaction, FRG had no material assets, liabilities or business operations. No relationship existed between Motorsports and FRG before the Transaction. No funds of FRG were spent to acquire Motorsports. As consideration for Motorsports, Motorsports' shareholders became shareholders of the surviving corporation, i.e. Motorsports USA, Inc. The number of shares issued by FRG in the Transaction was determined by arms-length negotiation between the parties.

         The above referenced Merger Agreement provided that : (1) the surviving corporation's name shall be changed from Fraser Realty Group, Inc. to Motorsports USA, Inc.; and (2) that the permanent office of the corporation shall become 106 East South Main Street, Waxhall, North Carolina 28173; and (3) that the amount of authorized common stock shall be increased from twenty-five million to fifty million shares; and(4) that the Common Stock which had already been issued shall be subject to a one for ten reverse split, such that the 1,038,948 shares shall be reduced approximately to 103,894 shares, subject to this qualification. If any shareholder holds less than 10 shares of common stock, then said shareholder will be issued one share of stock, thereby making all 693 shareholders of FRG, shareholders of Motorsports USA, Inc.

         In connection with the Transaction, FRG agreed to acquire all of Motorsports' rights, privileges, powers, and franchises, both public and private, and all of the property, real, personal, and mixed in exchange for 12,650,000 Restricted shares of Common Stock. The Transaction closed on October 13, 1999 and became effective on October 27, 1999. Taking into account the exercise of the convertible Serial Preferred Stock, there are approximately 23,103,894 shares of Common Stock issued and outstanding on the date of this Report.


Note 3. INTRODUCTION TO OUR BUSINESS

         Motorsports USA, Inc. ("MUSA") or (the "Company") is introducing and promoting the new sport of 1/5 scale remote controlled stock car racing. This exciting motor sport is based on a fast, reliable miniature racecar designed and built for MUSA in the United States.

         In 1947, stock car racing was a sport that had grown from its rural roots, to a sport poised on the edge of overwhelming public popularity. Although auto racetracks throughout the country were drawing more drivers to race in front of increasingly larger crowds, racing rules varied from track to track. As the result of a meeting to organize and establish parameters for the Daytona Beach racing event, in late 1947, the National Association of Stock Car Auto Racing ("NASCAR") was established. The first NASCAR-sanctioned race was then held on Daytona's beach course in February 1948. The National Association of Stock Car Auto Racing has gone on to become the foremost sanctioning body for auto racing in the U.S.

         Largely due to the efforts of NASCAR, auto racing has become the largest spectator-sporting event in the world. There are approximately 19 motor speedways and super-speedways located throughout the United States with an average seating capacity per track in excess of 100,000. Numerous tracks feature condominiums and executive suites to enhance the experience of spectator viewing. As a result of the continued increasing popularity of stock car racing, many of these tracks have recently completed or continue to undergo substantial capacity additions, while numerous tracks are scheduled for construction.

         By 1989, 10 years after the first live television broadcast, every race on the NASCAR Winston Cup Series schedule was televised, nearly all of them live. In 1994, all NASCAR Winston Cup Series events were broadcast live on television by ABC, CBS, ESPN, TNN, or TBS. All NASCAR Busch Series events were also televised; all but two were live broadcasts.

         In 1994, the NASCAR Winston Cup Series drew 4,896,000 fans for 31 events, up nearly 1 million from the year before and an average of 157,935 per event. The NASCAR Busch Series Grand National Division drew 1,302,400 for an average of 46,514 for 28 events. In addition to the more than 6 million people who attended NASCAR Busch Series events in 1994, more than 200 million watched at home.

         In 1998, NASCAR broadcast coverage was exploding, with more than 200 hours of prime-time coverage scheduled on some of the nations premier television networks.

         Although stock car racing may be considered a mature market, its popularity continues to grow. The sport continues to generate increasing revenues from many areas including sponsorships, ticket sales, merchandising, and television broadcasts. The sport has recently implemented programs to make auto racing a more family-oriented event and to reach out to younger racing enthusiasts, which programs have already expanded the demographic base. As described below, MUSA expects to capitalize on the industry's initiatives in family entertainment through the promotion of remote controlled 1/5 scale racing cars.

         These racecars have been designed and built to closely resemble full sized `Winston cup' stock cars. The cars are approximately three feet long with the chassis constructed of 4160 Chrome-Moly steel tubes. They are powered by a 23cc two-stroke gas engine and are controlled by radio. The bodies are molded in Lexan to provide authentic appearance and durability. The cars use disk brakes and have all the chassis adjustments of full sized racecars. These small racecars make it possible for hundreds of thousands of NASCAR fans to participate in stock car racing at a fraction of the cost of full sized racing and in complete safety.

         MUSA has a two-fold strategy to promote this exciting new motor sport. First is the creation of scale stock car racing clubs across the United States. These clubs will be established in small to medium sized towns, and become the `grass roots' of this new motor sport. The second is the deployment of large indoor racing centers called Rolling Thunder Domes, designed as location based family entertainment facilities.

         The race clubs will race on temporary tracks set up in parking lots. MUSA has designed a trailer that houses all the necessary equipment to support racing. This includes an inventory of club racecars for members to race, the computerized timing system, track markers, safety barrier, public address system etc. The roof of the trailer is specially reinforced to allow members to stand on the roof while driving to give them a better vantage point.

         The timing system uses small transponders that are fixed to the racecars and a sensor wire that crosses the track to time each car as it passes. This timing signal is passed to the computer, which records lap times, average speeds etc. for each car. At the end of a race, club members receive a print out of their individual times in order to track performance. The timing system supports different forms of racing from timed events, i.e. the number of laps completed in a given time, as well as qualifying runs etc.

         MUSA expects that `Big Box Stores' such as K Mart and Home Depot will make parking lots available for racing. These companies have made major investments in NASCAR racing by way of sponsorships. Supporting local clubs further leverages their sponsorship investment and we expect these companies to make a financial contribution to the local club, linking their marketing investment directly to their customers in the local communities.

         In order to establish and promote new clubs, MUSA is positioning full time organizers in the field. These local organizers will establish and then manage a number of clubs in their region. They will recruit suitable club officials who will handle the daily running of club activities, and assist these officials in membership building drives.

         As multiple clubs are established in a given region our organizers will promote inter club-racing events leading to local and regional racing, which in turn will lead to a national series of championship races. The organizers will also facilitate racecar sales to those members who should wish to own their own car. MUSA will make a cash contribution to the club for each car sold to their members, providing the club with another revenue source for club building activities.

         To strengthen the clubs' links to the local community MUSA has designed a number of promotional outreach programs that individual clubs can use to create ties with charitable and other local social organizations. Also MUSA's local organizer will help the club to expand its social activities to provide the member's families with many non-racing events. The clubs will be encouraged to promote the sport at the local level by expanding their membership through demonstration events. These events, sponsored by local businesses, will provide the clubs with revenue for further expansion, as well as attract new members.

         MUSA intends to establish hundreds of clubs throughout the United States. These clubs will be the grass roots of this exciting new motor sport.

         The Company has designed the rolling Thunder Dome (the "Dome"), which will house MUSA's stock car racing interactive entertainment experience. The Domes will be the `Super Speedways' of 1/5 scale racing. The basic Dome features a 70,000-sq. ft. air supported structure, which is climate controlled and constructed of heavy duty 2ply PVC. The Dome's unique design and construction allow the structure to be erected virtually anywhere, and operated in all climates. The primary Dome measures approximately 240 feet wide by 270 feet long by 60 feet high. A secondary Dome, which is part of the basic package, measures approximately 78 feet in diameter by 40 feet high. A tunnel, measuring approximately 30 feet wide, joins the two domes. Utilizing a modular structure, the Dome operates consistent with the specific location requirements.

         For an added price, MUSA plans to offer an additional package, which is attached to the basic Dome, called "KID'S TOWN USA". Kid's Town USA is a Dome package with entertainment components catering to families with younger children. MUSA also intends to offer additional modular Dome concepts that could be used for a variety of themed interactive entertainment centers.

         The turnkey cost for the complete Dome attraction package (excluding Kid's Town USA and other modular Domes) is approximately $5.2 million. The cost includes Type I and Type III cars (hereinafter defined) and local staff training, but excludes the Kid's Town USA package and additional Domes. The price assumes a suitable pad for the structure, which, due to the Domes unique, no load bearing structure, could be an asphalt or concrete parking lot. The lead-time from order date to operational date (including staff training) is approximately four to six months. MUSA intends to sell the Domes on a non-recourse basis to third party operators/investors.

         Based on MUSA's research, there does not appear to be any similar type of entertainment attraction in the world. As a result, the Company believes that each of its events will present a unique opportunity. The interactive entertainment offered by MUSA inside the Domes shall consist of numerous auto racing related events, which include, but are not limited to, the following:

         (1) A MULTI-MEDIA EXTRAVAGANZA ENTITLED "ALL-AMERICAN HORSEPOWER". Set up in the main Dome, All-American Horsepower traces the evolution of the use of American "stock cars" with their modified engines, from the initial days when they were used to outrun the law while carrying their moonshine cargo to the modern form of U.S. auto racing.

         The main Dome is equipped with a very large video screen (approximately 52 feet wide by 42 feet high) that appears to float in the air. Utilizing a highly sophisticated computerized lighting and environmental sound system, the event will commence with a darkly lit Dome; centering attention on the video screen as it transports the spectators to a serene 1920's era Kentucky Mountain View. Highlighted by traditional banjo music and other environmental factors, the images then depict the use of the normal looking, modified autos as they attempt to out-race the law while transporting moonshine on a typical route, e.g. Wilkesboro, NC to Atlanta, GA. Next, under a bright spotlight, two scaled down vintage cars appear on the racetrack, one a rumrunner, the other a police car that gives chase to the moonshine-carrying auto. They race each other, the rumrunner wins and both cars finally disappear into the race pit. The event is expected to last approximately 90 minutes and includes other special one of a kind scaled down vehicles ("Type III cars") and other stimuli, which should emulate the experience of being in the actual environment. Certain of the Type III cars will be on static display for viewers to inspect.

         MUSA will use the multi-media extravaganza to encourage spectators to race the 1/5 scale model cars described in (II) below. Additional entertainment modules, within the All-American Horsepower theme, will also be presented to the spectators throughout the course of their Dome visit. In addition to being highly entertaining, these modules permit MUSA downtime for refueling and auto maintenance.

         To further persuade the spectators to race, during All-American Horsepower, MUSA will have several trained drivers race the model cars at high speeds to demonstrate the cars' capabilities.

         (II) REALISTIC REMOTE CONTROLLED RACING OF 1/5 SCALE MODEL STOCK CARS. In addition to All-American Horsepower, as alluded to above, the main Dome will house two separate race tracks, with grandstands for spectator viewing, which can be quickly reconfigured to form one large race track. The tracks, which will be approximately 1/5 scale, will be constructed with a Tartan surface with every effort being taken to ensure the racing environment simulates that of an actual racetrack.

         Individuals who purchase a driving ticket will undergo a brief initial instruction period on specially designed racing simulators. Upon his or her successful completion of the training program, each individual will be furnished with a racing license. The racing license resembles a bank passbook and includes the driver's name, address and other relevant demographic information.

         The licensed individuals will then be permitted to race a gasoline powered, remote controlled stock car, which a 1/5 scale model of the cars currently use on the stock car racing circuit (a "Type I car"). The Type I, II (hereinafter defined) and III cars are constructed with a chassis made of chrome-moly steel tubes and suspension components made in the same way as real racecars. The cars' are powered by working two-stroke gasoline engines. The cars' bodies are molded in heavy gauge Lexan and their tires are matched to the Tartan track in order to provide the proper amount of traction.

         In full racing trim, the cars can reach speeds of approximately 50 to 60 miles per hour. However, MUSA will limit the speeds of the cars operated by the general public to approximately 15 to 20 miles per hour. MUSA has the unique technological capability to control the cars' performance through the use of a computerized control system that works through the radio transmitters of the cars' remote control units. The cars have been extensively tested and are considered to be extremely durable. With normal maintenance and tire replacement, the cars' manufacturer forecasts many thousands of operation hours at racing speed. Because MUSA will restrict the RPM of the Type I cars, the Company anticipates a life expectancy of approximately three to five years. The price of the Type I cars is included in the turnkey cost of the Dome.

         When configured as two tracks, the facility will accommodate 16 drivers in two groups of eight. Each race is expected to last approximately six laps or approximately seven minutes. Due to it's unique computer control system MUSA has the ability to throttle down a car to ensure the timely stoppage of a race.

         In addition to the demographic information mentioned above, the racing licenses will include each driver's lap times, average lap speed and other relevant information. Such information will be updated with each race and later used to classify the drivers in order to invite them to future events, commensurate with their skill level.

         (III) SALE OF 1/5 SCALE MODEL STOCK CARS TO PRIVATE INDIVIDUALS. As it is anticipated the Dome will be operated by its owner/operator as a permanent structure in each market, MUSA will encourage individuals to purchase their own 1/5 scale model stock cars ("Type II cars"). The retail price of these cars is expected to be approximately $3,500. Type II owners will be able to use the Dome's facilities during weekday evenings and will be invited to special "owner only" races and related events. Regional and national competitions will be organized as the Dome network expands offering car owners the chance to race for prestige and prizes. Type II owners will also be permitted to rent the dome facilities for their private events.

         (IV) CORPORATE EVENT PACKAGE. In order to help cover the operators' fixed costs, MUSA is in the process of designing a number of corporate packages for the use of the dome facility as a venue for product launches, seminars, employee outings and motivational sessions, customer hospitality occasions, etc. Each event will include a racing related theme.

         (V) MERCHANDISING OF STOCK CAR RACING AND MUSA ITEMS. Under one of the secondary Domes, MUSA will include a merchandising area where it is anticipated that the owner/operator will sell numerous racing themed merchandise items as well as food and beverages. MUSA anticipates that it will retain a carried interest in certain of the merchandising activities that occur in the Domes.

         (VI) KID'S TOWN USA. Designed with streets and neighborhood buildings constructed out of child-safe molded plastic, Kid's Town USA is essentially a large-scale reproduction of a small town. Targeted to families with children ages four to nine, Kid's Town USA will offer a variety of racing oriented entertainment. For a fee, the children will board a small bus to safely escort them under a highly supervised environment by trained professionals. Prior to boarding the bus, each parent must enroll the child in the Kid's Town USA program and input other pertinent information into a computer. Thereafter, the child will be required to wear a radio tracking device that communicates with the computer and the parents, indicating where the child is at all times. Access to Kid's Town USA will be tightly restricted and a child cannot leave the Dome while wearing a transmitter without setting off an alarm. In addition, Kid's Town USA will be monitored by video cameras that will transmit images to a bank of television monitors located in the Domes.

         (VII) OTHER RACING ORIENTED ACTIVITIES. If an owner/operator desires, he may purchase an additional Dome, which will include various racing related arcade games, simulators and other forms of racing related entertainment.

         MUSA will actively pursue the sale of the Domes and their related packages to various interested third parties throughout North America. At a cost of approximately $5.2 million for the basic package, each Rolling Thunder Dome will be a separate entity, and will be sold on a non-recourse basis to third parties. MUSA anticipates receiving staged payments for each Dome, once final payment is received, MUSA's involvement in each Rolling Thunder Dome will include, but not be limited to, the receipt of revenues from the exclusive right to sell the Type II racing cars to private individuals and maintenance of the Type I racing cars.

         Although there are approximately 19 stock car motor speedways and super-speedways located in the U.S., based on MUSA's research, there are approximately 50 potential Rolling Thunder Dome sites located in North America. The Company has also identified approximately 50 Dome sites in Europe and the Middle East with an additional 10 dome sites in the Far East.

INCREASING POPULARITY OF STOCK CAR RACING
         MUSA's entertainment extravaganza is a "one of a kind" event that has not been previously introduced to both the auto racing consumer and the general public. Given that auto racing is the largest single spectator sport in the world and that it's popularity continues to increase, management perceives this to be an extraordinarily opportune time to bring this product to market.

INCREASING EMPHASIS ON FAMILY ORIENTED ENTERTAINMENT
         While auto racing is strictly a spectator sport, MUSA's entertainment extravaganza is an interactive racing experience, designed for the entire family to enjoy. With tickets to major racing events becoming increasingly expensive, the rolling Thunder dome provides a family with an entire day's entertainment at a fraction of the cost of attending an actual race, MUSA also expects to attract families with younger children and to introduce them to auto racing and the Rolling Thunder Dome experience.

EXCLUSIVE RIGHTS TO SELL AND REPAIR 1/5 SCALE MODEL STOCK CARS
         MUSA has entered into an exclusive global agreement with a manufacturer to market and sell the chrome-moly steel tube chassis 1/5 scale model cars, built in the USA, to private individuals. Based on the Company's research, no other entity has made 1/5 scale gasoline two-stroke engine powered, racing stock cars available to the general public. In addition, the Company will retain the right to service the Type I and III cars, sold with the Rolling Thunder Dome packages.

COMPUTER CONTROLLED RADIO TRANSMITTER
         MUSA believes that it has developed exclusive technology that permits it to remotely control the performance of Types I and II cars in terms of speed, braking, steering etc.

SPONSORSHIP REVENUES
         Stock car drivers, race teams and sponsors offer an extremely lucrative opportunity for additional revenue for MUSA. The Company anticipates the ability to access sponsorship funding through various promotional campaigns, tie-in's, spokesperson agreements and individual marketing efforts.

CORPORATE PACKAGE PLANS
         MUSA is currently formulating various packages it expects to offer corporations that have expressed a desire to host events at the Rolling Thunder Domes located throughout North America. In addition, MUSA anticipates that many additional companies will express an interest to host "racing theme" events in the Dome facilities.

INTERNATIONAL MARKETING
         MUSA anticipates the ability to market and sell its rolling Thunder Domes to operators/investors/corporations in European, Middle and Far Eastern countries.

DOME SALES ON A NON-RECOURSE BASIS
         As a result of the Company's exclusive agreement with T.H. Holdings, Inc., MUSA will market and sell the Rolling Thunder Domes on a non-recourse basis at an approximate selling price of $5.2 million.

MAILING LIST
         Due to MUSA's intention to issue racing licenses to all individuals who race at the Dome, or at the Racing Clubs, the Company will retain extensive demographic data on all such participants. This information will prove extremely valuable to the successful marketing of future Dome events as well as merchandising MUSA related items.


PART I  -  FINANCIAL  INFORMATION

ITEM 1.  Financial Statements

                              MotorSports USA, Inc.

                                  Balance Sheet
                                    UNAUDITED
                                November 30, 1999


                                   ASSETS

Cash & Cash Equivalents                                              $          5
Racecars                                                                   97,000
Tools                                                                      30,000
Misc. Parts                                                                10,000
                                                                     ------------
                                TOTAL ASSETS                         $    137,005
                                                                     ------------

                    LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities                                                          $          0
                                                                     ------------
                             TOTAL LIABILITIES                       $          0
                                                                     ------------


Stockholders' Equity

      Serial Preferred Stock, convertible $.0001 par
      value; 100,000 shares authorized; 100,000 shares               $          0
      issued 0 shares outstanding; 100,000 shares
      converted

      Common Stock, $.0001 par value; 50,000,000
      Authorized; 23,103,894 shares issued and                       $      2,310
      outstanding at 11/30/99

Additional Paid-in-Capital                                           $ 17,198,382
Retained Earnings (Deficit)                                          $(17,063,687)
                                                                     ------------

                         TOTAL STOCKHOLDERS' EQUITY                  $    137,005
                                                                     ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    137,005
                                                                     ------------

                              MotorSports USA, Inc.

                                Income Statement
                                November 30, 1999


INCOME

     Gross Sales                                                               $          0
                                                                               ------------

                                  TOTAL INCOME                                            0
                                                                               ------------


EXPENSES

     Legal & Accounting                                                        $          0
                                                                               ------------

                                 TOTAL EXPENSES                                $          0
                                                                               ------------

                                NET INCOME (LOSS)                              $          0
                                                                               ------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The Company acquired assets through a merger with Motorsports USA, Inc. on October 27, 1999. Except for the merger, the Company has had no business activity and has generated no revenues or expenses. As of November 30, 1999, the Company had $137,000 in assets which were gained through the merger and no material liabilities.

         The Company has already completed a pilot program and market test. It is currently pursuing the capital infusion required to ramp up manufacturing, marketing and sales for a national products introduction.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS
         NONE

ITEM 2. CHANGES IN SECURITIES
         During this period the 100,000 shares of Convertible Serial Preferred stock authorized and outstanding were converted subsequent to the one (1) for ten (10) reverse common stock split reported in the Company's 8-K heretofore filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
             NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         A majority of the Security Holders of Fraser Realty Group, Inc. and a majority of the Security Holders of Motorsports USA, Inc. approved the business combination transaction, i.e. merger, between Fraser Realty Group, Inc. and Motorsports USA, Inc.

ITEM 5. OTHER INFORMATION
        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         A. Exhibits None
         B. Report on Form 8-K Filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOTORSPORTS USA, INC.

                                       /s/

                                       Grant Gee
                                       Chief Executive officer
                                       Dated: February 14, 2000