Form 10QSB
period 2000-02-29
MOTORSPORTS USA INC/OH
filed 2000-05-08
CIK 749753

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 29, 2000

                         COMMISSION FILE NUMBER 0-13895

                              MOTORSPORTS USA, INC.
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

         Title of Each Class              Outstanding at February 29, 2000

Common Stock, $0.0001 Par Value                  16,444,465 Shares

                                TABLE OF CONTENTS

PART  I  FINANCIAL  INFORMATION
ITEM 1  Financial Statements
ITEM  2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART  II  OTHER  INFORMATION
SIGNATURES

                              MOTORSPORTS USA, INC.


                 See accompanying notes to financial statements


                                February 29, 2000


Note 1.  INTRODUCTION  TO  OUR  BUSINESS

         Motorsports USA, Inc. ("MUSA") or the "Company") is introducing and promoting the new sport of 1/5 scale remote controlled stock car racing. This exciting motor sport is based on a fast, reliable miniature racecar designed and built for MUSA in the United States.

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

         In 1994, the NASCAR Winston Cup Series drew 4,896,000 fans for 31 events, up nearly 1 million from the year before and an average of 17,936 per event. The NASCAR Busch Series Grand National Division drew 1,302,400 for an average of 46,514 for 28 events. In addition to the more than 6 million people who attended NASCAR Busch Series events in 1994, more than 200 million watched at home.

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

         MUSA expects that `Big Box Stores' such as K Mart and Home Depot will make parking lots available. These companies have made major investments in NASCAR racing by way of sponsorships. Supporting local clubs further leverages their sponsorship investment and we expect these companies to make a financial contribution to the local club, linking their marketing investment directly to their customer in the local communities.

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

         Based on MUSA's research, there does not appear to be any similar type of entertainment attraction in the world. As a result, the Company believes that each of its events will present a unique opportunity. The interactive entertainment offered by MUSA inside the Domes shall consist of numerous auto racing related events, which include, but are not limited to, the following:

         (I) A MULTI-MEDIA EXTRAVAGANZA ENTITLED "ALL-AMERICAN HORSEPOWER". Set up in the main Dome, All-American Horsepower traces the evolution of the use of American "stock cars" with their modified engines, from the initial days when they were used to outrun the law while carrying their moonshine cargo to the modern form of U.S. auto racing.

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

         Individuals who purchase a driving ticket will undergo a brief initial instruction period on specially designed racing simulators. Upon his or her successful completion of the training program, each individual will be furnished with a racing license. The racing license resembles a bank passbook and includes the drivers' name, addresses and other relevant demographic information.

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

         In addition to the demographic information mentioned above, the racing licenses will include each drivers' lap times, average lap speed and other relevant information. Such information will be updated with each race and later used to classify the drivers in order to invite them to future events, commensurate with their skill level.

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

PART I  -  FINANCIAL  INFORMATION

ITEM 1.  Financial Statements


                              Motorsports USA, Inc.

                                  Balance Sheet
                                    UNAUDITED
                                February 29, 2000

                                  ASSETS

Cash & Cash Equivalents                                                      $               365
Racecars                                                                                  97,000
Tools                                                                                     30,000
Misc. Parts                                                                               10,000
                                                                             --------------------
                               TOTAL ASSETS                                  $           137,365
                                                                             --------------------

                    LIABILITIES AND STOCKHOLDERS EQUITY

Loans                                                                        $            72,270

                                                                             --------------------
                             TOTAL LIABILITIES                               $            72,270
                                                                             --------------------


Stockholders' Equity

      Serial Preferred Stock, convertible $.0001 par
      value; 100,000 shares authorized; 100,000 shares                       $                 0
      issued 0 shares outstanding; 100,000 shares
      converted

      Common Stock, $.0001 par value; 50,000,000
      Authorized; 16,444,465 shares issued and                               $             2,310
      outstanding at 02/29/00.

Additional Paid-in-Capital                                                   $        17,198,382
Retained Earnings (Deficit)                                                  $       (17,135,597)
                                                                             --------------------

                        TOTAL STOCKHOLDERS' EQUITY                           $            65,095
                                                                             --------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $           137,365
                                                                             --------------------

                              Motorsports USA, Inc.

                                Income Statement
                                February 29, 2000



INCOME

     Gross Sales                                                             $                 0
                                                                             --------------------

                                  TOTAL INCOME                               $                 0
                                                                             --------------------


EXPENSES


     Research & Development                                                  $             9,290
     Office                                                                               16,247
     Payroll                                                                              46,373


                                                                             --------------------

                                 TOTAL EXPENSES                              $            71,910
                                                                             --------------------

                                NET INCOME (LOSS)                            $           (71,910)
                                                                             --------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         The company has completed a pilot marketing program and is currently seeking a large capital infusion to implement the national plan. Company operations are being financed through short-term loans in the interim. Expansion opportunities are being actively pursued to broaden the growth potential while the national plan is concurrently being implemented. Management is evaluating the staffing requirements to effectively produce the expanded results of the composite operations.


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

                                                     MOTORSPORTS  USA,  INC.

                                                     /s/

                                                     Michael A. Drew
                                                     Chief Executive officer
                                                     Dated:  February 29, 2000