Form 10KSB
period 2000-05-31
VAST TECHNOLOGIES HOLDING CORP
filed 2000-08-21
CIK 749753

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDING MAY 31, 2000


                      VAST TECHNOLOGIES HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                   #0-13895            IRS#34-1444240
        ---------                  ------------        ---------------
(State or other jurisdiction of     (Commission         (IRS Employer
incorporation or organization)      File Number)        Identification Number)

                       1562 South Parker Road / Suite 340
                             Denver, Colorado 80231
              (Address of Registrant's principal executive offices)

                                 (646) 349-3161
              (Registrant's telephone number, including area code)

                                 (646) 349-3182
              (Registrant's facsimile number, including area code)

                              Motorsports USA, INC.
                       129 Elmwood Drive, Kent, Ohio 44240
          (Former name or former address, if changed since last report)

         Title of each class           Name of each exchange on which registered

           Not Applicable                           Not Applicable

Securities registered under Section 12(b) of the Exchange Act:

         Common Stock $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                 No [_]

         The issuer had no revenue during the year ended May 31, 2000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         Based on the average bid and asked price of the issuer's common stock on August 17, 2000, the aggregate market value of the 16,444,465 shares of common stock held by non-affiliates was $2,384,447.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On August 17, 2000, the issuer had a total of 16,444,465 shares of common stock issued and outstanding.

                       Documents Incorporated by Reference

         The Issuer's Current Report on Form 8-K dated August 9, 2000 which discloses a name change, an address change of Issuer's principal executive offices and the rescission of a business combination transaction with a private corporation called Motorsports USA, Inc. is incorporated herein by this reference.

PART I

Item 1. DESCRIPTION OF BUSINESS

         Fraser Realty Group, Inc. ("FRG"), a Delaware corporation, was the successor to Fraser Mortgage Investments (the "Trust"), an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984, the shareholders approved a plan of reorganization pursuant to which (1) all of the assets of the Trust were sold to FRG, a corporation newly formed for the purpose of effecting the reorganization;
(2) FRG assumed all of the Trust's liabilities and obligations; (3) each issued and outstanding share of the Trust was converted into one share of FRG common stock; and (4) the Trust was terminated. The purpose of the proposed reorganization was to convert the Trust to a business organization taxable as an ordinary corporation, instead of a real estate investment trust, under the Federal income tax laws. Unless the context otherwise requires, the term FRG includes its predecessor, the Trust.

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

         Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet past and then current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurring further losses. FRG has been inactive since 1990 and has not conducted any business since that time.

Item 2. PROPERTIES

         At May 31, 2000, the Issuer had no material assets and had no liabilities.

Item 3. LEGAL PROCEEDINGS

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A majority of the shareholders, engaging Section 228 of the General Corporation Law of Delaware, consented in writing to the appointment of Michael
A. Drew and Leland Wolf to the Board of Directors with Michael A. Drew to serve as chairman. Additionally, Grant Gee was terminated as an officer and director, effective immediately.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol VTHC). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On August 17, 2000, the closing bid and asked prices for the common stock were $0.10 and $0.19, respectively.

         On August 17, 2000, the number of stockholder accounts of record was 777.

Item 6. PLAN OF OPERATIONS

         At May 31, 2000, the Issuer had no material assets and no liabilities. The Issuer did not generate any revenues during the fiscal year ended May 31, 2000. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended May 31, 2000. During the fiscal year ended May 31, 2000, the Issuer's only operations consisted of a business combination transaction with Motorsports USA, Inc. While the Issuer and Motorsports entered into a business combination transaction, the transaction was ultimately rescinded by the Issuer effective August 1, 2000.

         At the date of this Annual Report on Form 10-KSB, the Issuer has no liabilities and no assets. Nevertheless, Vast Technologies Holding Corporation ("Vast") believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Issuer, restructured as a "public shell", will effect a business combination transaction with a suitable privately-held company ("Target Company"). In general, Vast believes it will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

         Under the plan developed by Vast, it will continue to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with an existing Target Company that seeks the perceived advantages of a publicly held corporation. Before such a business combination can be effected, however, there are a number of preliminary steps. The specific actions that Vast intends to take include:

         Negotiate Business Combination--it must seek, investigate and, if the results of such investigation warrant, attempt to negotiate a business combination with an existing Target Company.

         Effect Required Corporate Changes--before proceeding to closing on a proposed business combination, Vast will be required to effect a number of material changes in the Issuer's corporate structure. At the date of this Annual Report on Form 10-KSB, Vast expects that it will be required to:

         (i) authorize the issuance of sufficient shares to facilitate the business combination and the go-forward activities of the combined entities;

         (ii)     change the Issuer's name to one selected by the Target
                  Company;

         (iii) authorize stock option and other incentive plans for the combined entities; and

         (iv) effect any other reasonable structural changes that are required by the Target Company as a condition of the business combination.

         The Issuer's potential success will be wholly dependent on the efforts and abilities of Messrs. Drew and Wolf who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction with a Target Company. Messrs. Drew and Wolf have had experience in the proposed business of the Issuer. Although Messrs. Drew and Wolf believe that the Issuer will be able to enter into a business combination transaction within the near future, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Issuer will not restrict its search to any specific business, industry or geographical location, and the Issuer may participate in a business venture of virtually any kind or nature.

         Messrs. Drew and Wolf anticipate that the selection of a Target Company for the Issuer will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and available capital, Messrs. Drew and Wolf believe that there are numerous privately-held companies seeking the perceived advantages of being a publicly traded corporation. Such perceived advantages include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all Shareholders and other factors.

         Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Messrs. Drew and Wolf anticipate that the Issuer will be able to participate in only one business venture. This lack of diversification will not permit the Issuer to offset losses from one venture against gains from another.

Moreover, due to the Issuer's lack of any meaningful financial, or other resources, Messrs. Drew and Wolf believe the Company will only be viewed as a suitable business combination partner for companies which have substantially greater financial and managerial resources than the Issuer. Therefore, the Issuer's relative bargaining power may be limited.

SUMMARY DESCRIPTION OF PLAN

         The determination of the number of shares to be issued in connection with a business combination transaction is not an exact science and entails a great deal of subjective business judgment. In arriving at an optimal capital structure for a business combination transaction, Vast will ordinarily evaluate the strengths, weaknesses and growth potential of a Target Company against similarly situated publicly-held companies in the same market segment. Based on this analysis, Issuer will then attempt to estimate the stabilized market capitalization that the Target Company can expect to achieve under reasonably foreseeable circumstances. This value will then be risk weighted by an appropriate factor and used to determine the number of shares that can be issued by the Issuer if the goal is to reach a target stabilized stock price of $5 to $10 per share. In the case of a Target Company, the number of shares issuable to the owners of the Target Company will be governed, in part, by what the Company can reasonably expect the stabilized market capitalization to be. In any event, the Issuer does not intend to enter into a transaction where it expects the stabilized market price of the Common Stock to be less than $5 per share. There can be no assurance, however, that the Issuer will be successful in meeting this performance benchmark, that its subjective business judgments will prove to be accurate, or that its estimate of the stabilized market capitalization that a Target Company can expect to achieve will prove to be reasonable.

PENDING DISCUSSIONS

         Vast is presently involved in preliminary negotiations with the owners of a holding company. While management of the Target Company has expressed a desire to move toward a business combination transaction through the execution of a definitive agreement, there is no assurance that the pending discussions will result in the successful conclusion of a business combination or that the common stock of the Issuer will ever have any value.

Item 7. FINANCIAL STATEMENTS

         For the information called for by this Item, see the Financial Statements attached.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the year ended May 31, 2000, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Mr. Michael A. Drew, a director of the Issuer since April 5, 2000.

         Mr. Leland Wolf, a director of the Issuer since April 5, 2000.

Item 10. EXECUTIVE COMPENSATION

         Neither the officers nor directors receive compensation for services rendered nor does any agreement exist for any of them to be compensated for past services at some future date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A total of 16,444,465 shares of common stock were issued and outstanding on the date of this Annual Report on Form 10-KSB. The following table sets forth certain information with respect to the beneficial ownership of shares of the Issuer's common stock by (i) each person known to be the beneficial owner of 5% or more of the common stock, (ii) each executive officer or director of the Issuer, and (iii) all executive officers and directors as a group.


    Name and Address                    Number of Shares
   of Beneficial Owner                 Beneficially Owned       Percent of Class
         None                                 None                   - 0 -%

All Officers and Directors as a Group         - 0 -                  - 0 -%


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set out in Item 10 is also applicable to this item. No officer, director, nominee for director, family member of any of the foregoing, or corporation, organization, trust or estate in which any of the foregoing has an interest is indebted to the Registrant.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         None.

REPORTS ON FORM 8-K

         Reference is made to the Issuer's Current Report on Form 8-K dated August 9, 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2000
                                    Vast Technologies Holding Corporation

                                    By: /s/
                                    ----------------------------------
                                    Michael A. Drew, Director and
                                    Chief Executive Officer

                      VAST TECHNOLOGIES HOLDING CORPORATION

                            (a dormant state Company)

                              Financial Statements

                                        &

                          Independent Auditor's Report

                          May 31, 2000 & June 30, 1999

VAST TECHNOLOGIES HOLDING CORPORATION

INDEX












Independent Auditor's Report

Balance Sheets

Statement of Operations and Retained Earnings (Deficit)

Statement of Changes in Stockholders' Equity

Statement of Cash Flows

Footnotes to Financial Statements

Former Auditor's Letter

TERANCE L. KELLEY ............................................................
Certified Public Accountant                 250 West Market Street, Suite 307,
                                                          Fairlawn, Ohio 44333







                          Independent Auditor's Report


To The Board of Directors of
Vast Technologies Holding Corporation

I have audited the accompanying Balance Sheets of Vast Technologies Holding Corporation, as of May 31, 2000 and the related Statements of Operations, Cash Flows, and Changes in Stockholders' Equity. These financial statements are the responsibility of the management of Vast Technologies Holding Corporation. My responsibility is to express an opinion on these statements based on my audit. The financial statements of Vast Technologies Holding Corporation as of June 30, 1999, were audited by other auditors whose report dated September 24, 1999 expressed an unqualified opinion on those statements and was furnished to me. My opinion, insofar as it relates to the amounts included from June 30, 1999, is based solely on the report of the other auditors.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Vast Technologies Holding Corporation as of May 31, 2000 and the results of its operations and its cash flows for the year ended May 31, 2000 in conformity with generally accepted accounting principles.




Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
August 16, 2000

VAST  TECHNOLOGIES  HOLDING  CORPORATION
Balance Sheets
May 31, 2000 and June 30, 1999


                                                                               5/31/00           6/30/99

                                     ASSETS

Cash and cash equivalents                                                         $5               $5

                                    Total Assets                                  $5               $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                       $0               $0
                                    Total Liabilities                              0                0

Stockholders' Equity
         Serial Preferred Stock, convertible $.0001 par value;
         100,000 shares authorized, 0 and 100,000 were
         outstanding at May 31, 2000 and June 30, 1999,
         respectively.                                                             0               10

         Common Stock, $.0001 par value; 50,000,000
         shares authorized, 16,444,465 and 1,038,948 shares
         issued and outstanding at May 31, 2000 and
         June 30, 1999, respectively.                                           1644              104

         Additional Paid-in-Capital                                      17, 063,578       17,063,578
         Retained Earnings (Deficit)                                     (17,065,217)     (17,063,687)

                                    Total Stockholders' Equity                     5                5

                           Total Liabilities and Stockholders' Equity             $5               $5



 The accompanying footnotes are an integral part of these financial statements.

VAST TECHNOLOGIES HOLDING CORPORATION
Statement of Operations and Retained
Earnings (Deficit) For the years ended May 31, 2000 and June 30, 1999


                                                                               5/31/00           6/30/99
Income
         Gross sales                                                             $0                $0
                                    Total Income                                  0                 0

Expenses
         General and administrative                                               0                 0
                                    Total Expenses                                0                 0

                                    Net Income                                    0                 0

Beginning Retained Earnings (Deficit)                                   (17,063,687)      (17,063,687)
         Transfer of retained earnings to increase Common
         Stock for Preferred Stock converted                                 (1,530)                0

Ending retained Earnings (Deficit)                                     ($17,065,217)      (17,063,687)

Weighted Average shares outstanding
         during the period                                               11,319,293         1,038,948



 The accompanying footnotes are an integral part of these financial statements.

VAST TECHNOLOGIES HOLDING CORPORATION
Statement in Changes in Stockholders' Equity
For the Years Ended May 31, 2000 and June 30, 1999


                                                                           Retained
                   Preferred Stock     Common Stock        Additional       Earnings    Total
                   Shares  Amount    Shares      Amount  Paid-in-Capital    (Deficit)   Equity
June 30, 1998      50,000   $5       1,038,948    $104    $17,063,578    $(17,063.687)    $0

Stock issued
  for exercise
  of warrants      50,000    5                                                             5

Net Income
  for year                                                                          0      0

June 30, 1999     100,000   10       1,038,948     104     17,063,578     (17,063,687)     5

Preferred
  shares
  converted      (100,000) (10)     15,405,517   1,540                         (1,530)     0

Net Income
  for year                                                                          0      0

May 30, 2000            0   $0      16,444,465  $1,644    $17,063,578    ($17,065,217)    $5


 The accompanying footnotes are an integral part of these financial statements.

VAST TECHNOLOGIES HOLDING CORPORATION
Statement of Cash Flows
For the Years Ended May 31, 2000 and June 30, 1999


                                                                               5/31/00           6/30/99
Cash Flows From Operating Activities
         Net Income                                                              $0                $0

         Preferred Stock issued for legal services                                0                 0

         Total adjustments to Net Income                                          0                 0

                  Net Cash Provided by Operating Activities                       0                 0

Cash Flow From Investing Activities
         Proceeds from exercise of stock purchase warrants                        0                 5

                  Net Cash Provided by Financing Activities                       0                 5

Net Increase in Cash                                                              0                 5

Cash, Beginning of Period                                                        $5                $5


  The accompanying footnotes are an integral part of these financial statements

VAST TECHNOLOGIES HOLDING CORPORATION
(a Dormant State Company)
Footnotes to Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting principles and practices of Vast Technologies Holding Corporation, (the Company) are set forth to facilitate the understanding of the data presented in the financial statements.

BASIS OF PRESENTATION - Vast Technologies Holding Corporation (formerly Fraser Realty Group, Inc. -FRG ) a Delaware corporation, is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which

         1        all of the assets of the Trust were sold to FRG;
         2        FRG assumed all of the Trust's liabilities and obligations;
         3        Each issued and outstanding share of the Trust was converted into one share of FRG common stock; and
         4        The Trust was terminated.

The purpose of the proposed reorganization was to convert the Trust to a business organization taxable as an ordinary corporation, instead of a real estate investment trust, under Federal income tax laws. Unless the context otherwise requires, the term FRG includes its predecessor, the Trust.

FRG invested in real estate and mortgage loans. FRG was organized as a real estate trust, primarily for the purpose of making passive investments in real estate and passing through the income realized from such investments to its shareholders. From its inception, FRG financed its real estate investment operations principally through the sale of common stock, and short-term debt financing, including both bank borrowings and the issuance of commercial paper. FRG saw its real estate investments evolve from principally short-term construction loans to a mix of variable and fixed-rate mortgage loans of which a significant portion consisted of mortgage positions on improved and unimproved land held by investors for development purposes. Accordingly, FRG's investments in mortgage loans represented long-term assets with the realization dates dependent upon the equity holder's ability to complete development projects or obtain refinancing from other sources. At the same time, bank notes payable and commercial paper outstanding were all short-term borrowings renewable at the option of the note holders. FRG relied on these short-term borrowings, the intermittent repayment of loans and the refinancing or sale of portfolio investments in order to meet its then current obligations. During fiscal 1989, cash provided from these sources was wholly inadequate to provide working capital to fund operations.

Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet its then current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurring further losses. FRG has been inactive since 1990 and has not conducted any business since that time.

On August 4, 1998, acting in his capacity as Chairman of the Board and President and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate For Renewal and Revival of Charter and thereby effected a renewal, revival and restoration of the Company's Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of Delaware. Thereafter on August 26, 1998 an Omnibus 10-K for the fiscal years ending May31, 1990 through 1998 was filed with the Securities and Exchange Commission of the Federal Government.

On October 27, 1999 the Company entered into an Acquisition Merger agreement with a private company, Motorsports USA, Inc. The Company also effected a name change at that time to Motorsports USA, Inc. With this transaction certain assets became the property of the Company. However, the custody and control of such assets was not perfected and the management of the private company evidenced tentative compliance with SEC reporting requirements. This condition was considered intolerable to the Company's Board of Directors and accordingly on August 1, 2000 the transaction was rescinded. The Company also changed its name on June 1, 2000 to Vast Technologies Holding Corporation. Accordingly the enclosed financial statements were prepared as if the merger with Motorsports USA, Inc. had not taken place.

While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990 it is believed that it may be possible to recover value for the Stockholders through the implementation of a plan whereby the Company as a "clean public shell" effects a business combination transaction with a suitable privately-held company that has both business history and operating assets.

Kimmel will continue to extend administrative expenses to keep the Company current with its reporting requirements, maintaining the Company in good standing , and continuing it's acquisition efforts.

GOING CONCERN ACCOUNTING BASIS - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

PER SHARE AMOUNTS - Per share amounts are computed based on the weighted average number of common shares outstanding for each period. Shares issueable upon exercise are not included in the computation since their effect would be antidilutive.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

NOTE 2. GOING CONCERN

The Company has not engaged in any business activity since 1990. In 1998 Kimmel incurred expenses to bring the Company current with filing with the Securities and Exchange Commission and to reinstate the corporate charter.
In return for these services Kimmel received 50,000 shares of Preferred Stock.

As of May 31, 2000 and June 30, 1999 the Company had stockholders' equity of $5. This factor, among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PREFERRED AND COMMON STOCK

On August 4, 1998 the Company filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate of Correction which was filed to correct a certain error in the Company's original Certificate of Incorporation. The defect of said Certificate to be corrected was as follows, to-wit: No par value stock was mistakenly authorized. Accordingly, Article Fourth: Section 1. Of the Certificate was corrected to allow a par value per share of $.0001 for both common and preferred stock.

In October, 1999 the 100,000 shares of outstanding Preferred Stock were converted into 15,405,517 shares of Common Stock in keeping with the conversion rights of the Preferred Shares.

NOTE 4.  RELATED PARTY TRANSACTIONS

In 1998 Mr. Kimmel incurred expenses to bring the Company current with filings with the Securities and Exchange Commission and to reinstate the corporate charter and in return for these services Mr. Kimmel received 50,000 shares of preferred stock in 1997 and an expense of $7,500 was recorded for these services. Mr. Kimmel also received 50,000 irrevocable stock purchase Warrants that were transferable with a June 1, 1999 expiration date.
These warrants were exercised for a total of $500 in May 1999.

NOTE 5.  INCOME TAXES

As a result of operating losses, no provision for Income Taxes was necessary. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $1,137,000 available to reduce future taxable income expiring in 2005 and 2018. Ultimate utilization of the net operating loss carryforwards will be subject to limitation and the existence of future taxable income.

NOTE 6.  OTHER

The Company has no operating activity except on a very limited basis with the only activity being that of the Company's president actively seeking a company with which to effect a business combination.

NRHA                                                 N.R. HARMON ASSOCIATES
                                                        2928 CRANSTON DRIVE
                                                         DUBLIN, OHIO 43017
                                                               614-792-9833
                                                           FAX 614-792-9834






August 14, 2000

Mr. Michael A. Drew, President
Vast Technologies Holding Corporation
761 Parkview Drive
Aurora, OH 44202

Dear Mr. Drew:

Please be advised that Harmon & Company, CPA, Inc. has resigned as auditors for Vast Technologies Holding Corporation, formerly Fraser Realty Group, Inc.

This shall also confirm that there were no disagreements between Vast Technologies Holding Corporation and Harmon & Company, CPA, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Sincerely,




Nicola R. Harmon, CPA