Form 10QSB
period 2000-08-31
VAST TECHNOLOGIES HOLDING CORP
filed 2000-10-20
CIK 749753

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED AUGUST 31, 2000


                      VAST TECHNOLOGIES HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                   #0-13895             IRS#34-1444240
-------------------------------   ---------------       -----------------------
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

                                 (646) 349-3182
              (Registrant's facsimile number, including area code)

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------

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

      Title of Each Class                       Outstanding at August 31, 2000

Common Stock, $0.0001 Par Value                       16,444,465 Shares

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

Item 2. PROPERTIES

       At August 31, 2000, the Issuer had no material assets and had no liabilities.

Item 3. LEGAL PROCEEDINGS

       None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol VTHC). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On August 31, 2000, the closing trade for the common stock was $0.13.

       On August 31, 2000, the number of stockholder accounts of record was 777.

Item 6. PLAN OF OPERATIONS

       At August 31, 2000, the Issuer had no material assets and no liabilities. The Issuer did not generate any revenues during the quarter ended August 31, 2000. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the quarter ended August 31, 2000. During the quarter ended August 31, 2000, the Issuer's only operations consisted of a continuing effort to seek, investigate and, if the results of such investigation warrant, effect a business combination with an existing Target Company.

       At the date of this Quarterly Report on Form 10-QSB, the Issuer has no liabilities and no assets. Nevertheless, Vast Technologies Holding Corporation ("Vast") believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Issuer, restructured as a "public shell", will effect a business combination transaction with a suitable privately-held company ("Target Company"). In general, Vast believes it will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

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

       Effect Required Corporate Changes--before proceeding to closing on a proposed business combination, Vast will be required to effect a number of material changes in the Issuer's corporate structure. At the date of this Quarterly Report on Form 10-QSB, Vast expects that it will be required to:

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

Item 7. FINANCIAL STATEMENTS/OR FINANCIAL CONDITION

       For the information called for by this Item, see the Financial Statements attached.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During the quarter ended August 31, 2000, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       A total of 16,444,465 shares of common stock were issued and outstanding on the date of this Quarterly Report on Form 10-QSB. The following table sets forth certain information with respect to the beneficial ownership of shares of the Issuer's common stock by (i) each person known to be the beneficial owner of 5% or more of the common stock, (ii) each executive officer or director of the Issuer, and (iii) all executive officers and directors as a group.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

       None.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2000
                                         Vast Technologies Holding Corporation

                                         By:    /s/ Michael A. Drew
                                         -------------------------------------
                                         Michael A. Drew, Director and
                                         Chief Executive Officer

VAST TECHNOLOGIES HOLDING CORPORATION
Balance Sheets
August 31, 2000


                                                                                        8/31/00
                                      ASSETS
Cash and cash equivalents                                                               $5

                                    Total Assets                                        $5


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                             $0
                                    Total Liabilities                                    0

Stockholders' Equity
         Serial Preferred Stock, convertible $.0001 par value;
         100,000 shares authorized, 0 outstanding at August 31, 2000.                   10

         Common Stock, $.0001 par value; 50,000,000
         shares authorized, 16,444,465 issued and outstanding at
         August 31, 2000.                                                               104

         Additional Paid-in-Capital                                                      17,063,578
         Retained Earnings (Deficit)                                                    (17, 063,687)

                                    Total Stockholders' Equity                           5

                           Total Liabilities and Stockholders' Equity                   $5

VAST TECHNOLOGIES HOLDING CORPORATION
Statement of Operations and Retained Earnings (Deficit)
For the Quarter Ended August 31, 2000


                                                                                        8/31/00
Income
         Gross sales                                                                    $0
                                    Total Income                                         0

Expenses
         General and administrative                                                      0
                                    Total Expenses                                       0

                                    Net Income                                           0

Beginning Retained Earnings (Deficit)                                                   (17,063,687)
         Transfer of retained earnings to increase Common
         Stock for Preferred Stock converted                                             0

Ending retained Earnings (Deficit)                                                      (17,063,687)

Weighted Average shares outstanding
         during the period                                                               1,038,948

VAST TECHNOLOGIES HOLDING CORPORATION
Statement of Cash Flows
For the Quarter Ended August 31, 2000


                                                                                        8/31/00
Cash Flows From Operating Activities
         Net Income                                                                     $0

         Preferred Stock issued for legal services                                       0

         Total adjustments to Net Income                                                 0

                  Net Cash Provided by Operating Activities                              0

Cash Flow From Investing Activities
         Proceeds from exercise of stock purchase warrants                               5

                  Net Cash Provided by Financing Activities                              5

Net Increase in Cash                                                                     5

Cash, Beginning of Period                                              $5               $5