Form 10QSB
period 2000-11-30
ACCELERATED LEARNING LANGUAGES INC
filed 2001-01-16
CIK 749753

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED NOVEMBER 30, 2000


                      ACCELERATED LEARNING LANGUAGES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                    #0-13895                IRS#34-1444240
         --------                    --------                --------------
(State or other jurisdiction of     (Commission              (IRS Employer
incorporation or organization)      File Number)         Identification Number)

                         3900 Paradise Road / Suite 227
                             Las Vegas, Nevada 89109
              (Address of Registrant's principal executive offices)

                                 (702) 942-2010
              (Registrant's telephone number, including area code)

                                 (702) 942-2014
              (Registrant's facsimile number, including area code)

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

   Title of Each Class                         Outstanding at November 30, 2000

Common Stock, $0.0001 Par Value                         16,444,465 Shares

PART I

Item 1. DESCRIPTION OF BUSINESS

     Accelerated Learning Languages, Inc. ("ALL"), is a Delaware corporation. Effective November 7, 2000, ALL acquired the language division of Accelerated Learning Institute, Inc. and intends to provide language products and services for sale around the world. These include home-study language courses for English speakers in the USA and Canada, and English as a Foreign Language (ESL) for Spanish speakers, being developed under contract for a Mexican Corporation and Cocokids, a second language course for preschool children. All of the programs are in the Accelerated Learning modality providing optimum learning efficiency for the user.

     The company has established offices at 3900 Paradise Road, Suite 227, Las Vegas, NV 89109. Telephone (702) 942-2010. Facsimile (702) 942-2014.

Item 2. PROPERTIES

     At November 30, 2000, the Issuer had no material assets and had no liabilities.

Item 3. LEGAL PROCEEDINGS

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Issuer's common stock is listed on the NASD's Electronic
Over-the-Counter Bulletin Board (symbol LRNN). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On November 30, 2000, the closing trade for the common stock was $0.07.

     On November 30, 2000, the number of stockholder accounts of record was 777.

Item 6. PLAN OF OPERATIONS

     The company will supply home-study French, German, Spanish and Italian language courses to established clients. New clients will be generated from the company's Web sites at WWW.LEARNALANGUAGE.COM. and www.cocokids.com.

     Development of the ESL Spanish course will be completed by June 2001. The Mexican partner will produce and sell the course in thirteen countries where Spanish is a common language. ALL will retain title to the copyright and trademark rights and will receive payment of a royalty on all product sales. ALL will also seek other non-English speaking partners to develop and market ESL programs in other foreign languages using the ESL Spanish course as a template.

     Cocokids is fully developed for French, Spanish and English and will be test marketed for suitability of sale using the franchise method of selling.

Item 7. FINANCIAL STATEMENTS/OR FINANCIAL CONDITION

     For the information called for by this Item, see the Financial Statements attached.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the quarter ended November 30, 2000, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Mr. Thomas L. Madden, a director since November 7th, 2000 Mr. Peter Kenyon, a director since November 7th, 2000
         Ms. Anne Kenyon, a director since November 7th, 2000

Item 10. EXECUTIVE COMPENSATION

     Executive compensation is in the process of being finalized.

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

January 16, 2001
                                 Accelerated Learning Languages, Inc.

                                 By:  /s/ Peter Kenyon
                                      ----------------------------------
                                      Peter Kenyon,
                                      President

ACCELERATED LEARNING LANGUAGES, INC.
Balance Sheets
November 30, 2000


                                                                                     11/30/00
                                     ASSETS
Cash and cash equivalents                                                               $5

                                    Total Assets                                        $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                             $0
                                    Total Liabilities                                    0

Stockholders' Equity
         Serial Preferred Stock, convertible $.0001 par value;
         100,000 shares authorized, 0 outstanding at November 30, 2000.                 10

         Common Stock, $.0001 par value; 50,000,000
         shares authorized, 16,444,465 issued and outstanding
         at November 30, 2000.                                                         104

         Additional Paid-in-Capital                                             17,063,578
         Retained Earnings (Deficit)                                          (17, 063,687)

                                    Total Stockholders' Equity                           5

                           Total Liabilities and Stockholders' Equity                   $5



ACCELERATED LEARNING LANGUAGES, INC.
Statement of Operations and Retained Earnings (Deficit)
For the Quarter Ended November 30, 2000



                                                                                      11/30/00
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



ACCELERATED LEARNING LANGUAGES, INC.
Statement of Cash Flows
For the Quarter Ended November 30, 2000





                                                                                      11/30/00

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

