Form 10QSB
period 2001-02-28
ACCELERATED LEARNING LANGUAGES INC
filed 2001-04-16
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED FEBRUARY 28, 2001


                      ACCELERATED LEARNING LANGUAGES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                      #0-13895              IRS#34-1444240
(State or other jurisdiction of      (Commission             (IRS Employer
incorporation or organization)       File Number)         Identification Number)

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

     The company has established offices at 3900 Paradise Road, Suite 227, Las Vegas, NV 89109. Telephone (702) 942-2010. Facsimile (702) 942-2014.

Item 2. Properties

     At February 28, 2001, the Issuer had no material assets and had no liabilities.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol LRNN). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On February 28, 2001, the closing trade for the common stock was $0.025.

     On February 28, 2001, the number of stockholder accounts of record was 777.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     During the quarter ended February 30, 2001, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


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

February 28, 2001
                                        Accelerated Learning Languages, Inc.

                                        By: /s/  Peter Kenyon
                                        ----------------------------------
                                        Peter Kenyon,
                                        President

ACCELERATED LEARNING LANGUAGES, INC.
Balance Sheets
November 30, 2000






                                                                       11/30/00
                                     ASSETS

Cash and cash equivalents                                                    $5

                                Total Assets                                 $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                  $0
                                Total Liabilities                            $0

Stockholders' Equity
   Serial Preferred Stock, convertible $.0001 par value;
   100,000 shares authorized, 0 outstanding at November 30, 2000.            10

   Common Stock, $.0001 par value; 50,000,000
   shares authorized, 16,444,465 issued and outstanding
   at November 30, 2000.                                                    104

         Additional Paid-in-Capital                                  17,063,578
         Retained Earnings (Deficit)                               (17, 063,687)

                                Total Stockholders' Equity                   $5

                           Total Liabilities and Stockholders' Equity        $5


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

