Form 10KSB
period 2001-05-31
INTEGRATED ENTERPRISES INC
filed 2001-08-28
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDING MAY 31, 2001


                      INTEGRATED ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                   #0-13895            IRS#34-1444240
        ---------                  ------------        ---------------
(State or other jurisdiction of     (Commission         (IRS Employer
incorporation or organization)      File Number)     Identification Number)

                      114 Barrington Towne Square/Suite 159
                                Aurora, OH 44202
              (Address of Registrant's principal executive offices)

                                 (330) 995-0051
              (Registrant's telephone number, including area code)

                                 (330) 562-1669
              (Registrant's facsimile number, including area code)

                      Accelerated Learning Languages, Inc.
                          3900 Paradise Road/Suite 227
                               Las Vegas, NV 89109
          (Former name or former address, if changed since last report)

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

         Yes [X]                 No [_]


         The issuer had no revenue during the year ended May 31, 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         Based on the average bid and asked price of the issuer's common stock on August 28, 2001, the aggregate market value of the 1,644,447 shares of common stock held by non-affiliates was $123,333.52.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On August 28, 2001, the issuer had a total of 1,644,447 shares of common stock issued and outstanding.

                       Documents Incorporated by Reference
         The Issuer's Current Report on Form 8-K dated July 1, 2001 which discloses a name change, an address change of Issuer's principal executive offices and a reverse stock split of its common stock one (1) new common share for each ten (10) old common shares of stock is incorporated herein by this reference.


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

Item 2. PROPERTIES

         At May 31, 2001, the Issuer had no material assets and had no liabilities.

Item 3. LEGAL PROCEEDINGS

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol INEP). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On August 28, 2001, the closing bid and asked prices for the common stock were $0.06 and $0.09, respectively.

         On August 28, 2001, the number of stockholder accounts of record was 673.

Item 6. PLAN OF OPERATIONS

         At May 31, 2001, the Issuer had no material assets and no liabilities. The Issuer did not generate any revenues during the fiscal year ended May 31, 2001. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended May 31, 2001. During the fiscal year ended May 31, 2001, the Issuer's only operations consisted of an Asset Purchase Agreement with Accelerated Learning Institute, Inc. While the Issuer and Accelerated entered into an Asset Purchase Agreement, the transaction was ultimately rescinded by the Parties effective June 4, 2001.

         At the date of this Annual Report on Form 10-KSB, the Issuer has no liabilities and no assets. Nevertheless, Integrated Enterprises, Inc. ("Integrated") believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Issuer, restructured as a "public shell", will effect a business combination transaction with a suitable privately-held company ("Target Company"). In general, Integrated believes it will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

         Under the plan developed by Integrated, it will continue to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with an existing Target Company that seeks the perceived advantages of a publicly held corporation. Before such a business combination can be effected, however, there are a number of preliminary steps. The specific actions that Integrated intends to take include:

         Negotiate Business Combination--it must seek, investigate and, if the results of such investigation warrant, attempt to negotiate a business combination with an existing Target Company.

         Effect Required Corporate Changes--before proceeding to closing on a proposed business combination, Integrated will be required to effect a number of material changes in the Issuer's corporate structure. At the date of this Annual Report on Form 10-KSB, Integrated expects that it will be required to:

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

         The Issuer's potential success will be wholly dependent on the efforts and abilities of Messrs. Drew and Kimmel who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction with a Target Company. Messrs. Drew and Kimmel have had experience in the proposed business of the Issuer. Although Messrs. Drew and Kimmel believe that the Issuer will be able to enter into a business combination transaction within the near future, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Issuer will not restrict its search to any specific business, industry or geographical location, and the Issuer may participate in a business venture of virtually any kind or nature.

         Messrs. Drew and Kimmel anticipate that the selection of a Target Company for the Issuer will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and available capital, Messrs. Drew and Kimmel believe that there are numerous privately-held companies seeking the perceived advantages of being a publicly traded corporation. Such perceived advantages include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all Shareholders and other factors.

         Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Messrs. Drew and Kimmel anticipate that the Issuer will be able to participate in only one business venture. This lack of diversification will not permit the Issuer to offset losses from one venture against gains from another.

         Moreover, due to the Issuer's lack of any meaningful financial, or other resources, Messrs. Drew and Kimmel believe the Company will only be viewed as a suitable business combination partner for companies which have substantially greater financial and managerial resources than the Issuer. Therefore, the Issuer's relative bargaining power may be limited.

SUMMARY DESCRIPTION OF PLAN

     The determination of the number of shares to be issued in connection with a business combination transaction is not an exact science and entails a great deal of subjective business judgment. In arriving at an optimal capital structure for a business combination transaction, Integrated will ordinarily evaluate the strengths, weaknesses and growth potential of a Target Company against similarly situated publicly-held companies in the same market segment. Based on this analysis, Issuer will then attempt to estimate the stabilized market capitalization that the Target Company can expect to achieve under reasonably foreseeable circumstances. This value will then be risk weighted by an appropriate factor and used to determine the number of shares that can be issued by the Issuer if the goal is to reach a target stabilized stock price of $5 to $10 per share. In the case of a Target Company, the number of shares issuable to the owners of the Target Company will be governed, in part, by what the Company can reasonably expect the stabilized market capitalization to be. In any event, the Issuer does not intend to enter into a transaction where it expects the stabilized market price of the Common Stock to be less than $5 per share. There can be no assurance, however, that the Issuer will be successful in meeting this performance benchmark, that its subjective business judgments will prove to be accurate, or that its estimate of the stabilized market capitalization that a Target Company can expect to achieve will prove to be reasonable.

PENDING DISCUSSIONS

         Integrated is presently involved in preliminary negotiations with the owners of a company. While management of the Target Company has expressed a desire to move toward a business combination transaction through the execution of a definitive agreement, there is no assurance that the pending discussions will result in the successful conclusion of a business combination or that the common stock of the Issuer will ever have any value.

Item 7. FINANCIAL STATEMENTS

                          INTEGRATED ENTERPRISES, INC.

                            (a dormant state Company)

                              Financial Statements

                                        &

                          Independent Auditor's Report

                           May 31, 2001 & May 31, 2000

                          INTEGRATED ENTERPRISES, INC.

                                      INDEX




Independent Auditor's Report

Balance Sheets

Statement of Operations and Retained Earnings (Deficit)

Statement of Changes in Stockholders' Equity

Statement of Cash Flows

Footnotes to Financial Statements

                                TERANCE L. KELLEY
                           Certified Public Accountant
                       3250 West Market Street, Suite 307,
                              Fairlawn, Ohio 44333



                          Independent Auditor's Report


To The Board of Directors of
Integrated Enterprises, Inc.

I have audited the accompanying Balance Sheets of Integrated Enterprises, Inc., as of May 31, 2001 and May 31, 2000 and the related Statements of Operations, Cash Flows, and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the management of Integrated Enterprises, Inc.. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Enterprises, Inc. as of May 31, 2001 and May 31, 2000 and the results of its operations and its cash flows for the years ended May 31, 2001 and May 31, 2000 in conformity with generally accepted accounting principles.


Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
August 6, 2001

                                 Balance Sheets
                         May 31, 2001 and May 31, 2000


                                                                                     2001                 2000
                                                                                     ----                 ----
                                     ASSETS

Cash and cash equivalents                                                              $5                   $5

                                Total Assets                                           $5                   $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                            $0                   $0
                                Total Liabilities                                       0                    0

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value; 100,000 shares authorized, 0 outstanding at May 31, 2001 and 2000
        respectively                                                                    0                    0

        Common Stock, $.0001 par value; 50,000,000 shares authorized;
        2,844,447  and 1,644,447 shares issued and outstanding at May 31,
        2001 and May 31, 2000 respectively                                            284                  164

        Additional Paid-in-Capital                                             17,064,938           17,065,058
        Retained Earnings (Deficit)                                           (17,065,217)         (17,065,217)

                                Total Stockholders' Equity                              5                    5

                   Total Liabilities and Stockholders' Equity                          $5                   $5




 The accompanying footnotes are an integral part of these financial statements.

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
               For the years ended May 31, 2001 and May 31, 2000


                                                                              2001                 2000
                                                                              ----                 ----
Income
        Gross sales                                                             $0                   $0

                                Total Income                                     0                    0

Expenses
        General and administrative                                               0                    0
                                Total Expenses                                   0                    0

                                Net Income                                       0                    0

Beginning Retained Earnings (Deficit)                                  (17,065,217)         (17,063,687)

        Transfer of retained earnings to increase Common
          Stock for Preferred Stock converted.                                   0                1,530

Ending Retained Earnings (Deficit)                                    ($17,065,217)        ($17,065,217)


Weighted Average shares outstanding
        during the period                                                1,131,929            1,131,929



 The accompanying footnotes are an integral part of these financial statements.

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
               For the Years Ended May 31, 2001 and May 31, 2000


                                                                                                   Retained
                           Preferred Stock           Common Stock            Additional            Earnings          Total
                         Shares      Amount       Shares       Amount      Paid-in-Capital         (Deficit)        Equity
                         ------      ------       ------       ------      ---------------         ---------        ------
June 30, 1999           100,000        $10        103,895         $10         $17,063,672         ($17,063,687)         $5

Preferred
  shares
  converted            (100,000)       -10      1,540,552         154               1,386               (1,530)          0

Net Income
  for year                                                                                                   0           0

May 31 ,2000                  0          0      1,644,447         164          17,065,058          (17,065,217)          5

Stock for
   services                              0      1,200,000         120                (120)                   0           0

Net Income
   for year                                                                                                  0           0

May 31, 2001                  0         $0      2,866,447        $284         $17,064,938          $17,065,217          $5


 The accompanying footnotes are an integral part of these financial statements.

                          INTEGRATED ENTERPRISES, INC.
                            Statement of Cash Flows
                For the Years Ended May 31, 2001 and May 31, 2000



                                                            2001           2000
                                                            ----           ----
Cash Flows From Operating Activities
        Net Income                                           $0             $0

        Preferred Stock issued for legal services             0              0

        Total adjustments to Net Income                       0              0

                 Net Cash Provided by Operating Activities    0              0

Cash Flows From Investing Activities
                 Net Cash Provided by Investing Activities    0              0

Cash Flows From Financing Activities
        Proceeds from exercise of stock purchase warrants     0              5

                 Net Cash Provided by Financing Activities    0              5

Net Increase in Cash                                          0              5

Cash, Beginning of Period                                     5              0

Cash, End of Period                                          $5             $5



 The accompanying footnotes are an integral part of these financial statements.

                          INTEGRATED ENTERPRISES, INC.
                            (a Dormant State Company)
                        Footnotes to Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting principles and practices of Integrated Enterprises, Inc., (the Company) are set forth to facilitate the understanding of the data presented in the financial statements.

BASIS OF PRESENTATION - Integrated Enterprises, Inc. (formerly Fraser Realty Group, Inc. -FRG ) a Delaware corporation, is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

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

On October 27, 1999 the Company entered into an Acquisition Merger Agreement with a private company, Motorsports USA, Inc. The Company also effected a name change at that time to Motorsports USA, Inc. With this transaction certain assets became the property of the Company. However, the custody and control of such assets were not perfected and the management of the private company evidenced tentative compliance with SEC reporting requirements. This condition was considered intolerable to the Company's Board of Directors and accordingly on August 1, 2000 the transaction was rescinded. The Company also changed its name on June 1, 2000 to Vast Technologies Holding Company. Accordingly the enclosed financial statements were prepared as if the merger with Motorsports USA, Inc. had not taken place.

On June 11, 2001 the Company changed its name to Integrated Enterprises, Inc., issued 12,000,000 shares of Common Stock for services and reverse split its Common Shares one new common share for each ten old common shares with a par value of $ 0.0001 per share. Accordingly, the enclosed financial statements were prepared as if these changes had taken place before yearend.

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

Kimmel will continue to extend administrative expenses to keep the Company current with its reporting requirements, maintaining the Company in good standing , and continuing its acquisition efforts.

GOING CONSERN ACCOUNTING BASIS - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

As of May 31, 2001 and May 31, 2000 the Company had stockholders' equity of $5. This factor, among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PREFERRED AND COMMON STOCK

On August 4, 1998 the Company filed the State of Delaware, Secretary of State, Division of Corporations, a Certificate of Correction which was filed to correct a certain error in the Company's original Certificate of Incorporation. The defect of said Certificate to be corrected was as follows, to-wit: No par value stock was mistakenly authorized. Accordingly, Article Fourth: Section 1. Of the Certificate was corrected to allow a par value per share of $.0001 for both common and preferred stock.

In October, 1999 the 100,000 shares of outstanding Preferred Stock were converted into 15,405,517 shares of Common Stock in keeping with the conversion rights of the Preferred Shares.

NOTE 4.  RELATED PARTY TRANSACTIONS

In 1998 Mr. Kimmel incurred expenses to bring the Company current with filings with the Securities and Exchange Commission and to reinstate the corporate charter in return for these services Mr. Kimmel received 50,000 shares of preferred stock in 1997 and an expense of $7,500 was recorded for these services. Mr. Kimmel also received 50,000 irrevocable stock purchase Warrants that were transferable with a June 1, 1999 expiration date. These warrants were exercised for a total of $500 in May 1999.

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

NOTE 6.  OTHER

The Company has no operating activity except on a very limited basis with the only activity being that of the Company's president actively seeking a company with which to effect a business combination transaction.

NOTE 7.  SUBSQUENT EVENTS.

On June 11, 2001 the Company changed its name to Integrated Enterprises, Inc., issued 12,000,000 restricted shares of Common Stock for services (1,200,000 shares post reverse split) and reverse split its Common Shares one new common share for each ten old common shares with a par value of $ 0.0001 per share. Accordingly, the enclosed financial statements were prepared as if these changes had taken place before yearend.

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


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Mr. Michael A. Drew, 55, is Secretaty and a director of the Issuer since June 8, 2001.

         Mr. Roger A. Kimmel, Jr., 58, is President and a director of the Issuer, since June 7, 2001.

Item 10. EXECUTIVE COMPENSATION

         Neither the officers nor directors receive compensation for services rendered nor does any agreement exist for any of them to be compensated for past services at some future date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A total of 1,644,447 shares of common stock were issued and outstanding on the date of this Annual Report on Form 10-KSB. The following table sets forth certain information with respect to the beneficial ownership of shares of the Issuer's common stock by (i) each person known to be the beneficial owner of 5% or more of the common stock, (ii) each executive officer or director of the Issuer, and (iii) all executive officers and directors as a group.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set out in Item 10 is also applicable to this item. No officer, director, nominee for director, family member of any of the foregoing, or corporation, organization, trust or estate in which any of the foregoing has an interest is indebted to the Registrant.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         None.

REPORTS ON FORM 8-K

         Reference is made to the Issuer's Current Report on Form 8-K dated July 1, 2001.



                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2001
                                    Integrated Enterprises, Inc.

                                    By: /s/ Roger A. Kimmel, Jr.
                                    ----------------------------------
                                            Roger A. Kimmel, Jr., Director and
                                            Chief Executive Officer