Form 10QSB
period 2001-08-31
INTEGRATED ENTERPRISES INC
filed 2001-10-12
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTARLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING AUGUST 31, 2001


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



PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

                          INTEGRATED ENTERPRISES, INC.

                            (a dormant state Company)

                                 Balance Sheet
                         For the quarter ended August 31, 2001



                                                                               August 31 2001          May 31 2001
                                                                               --------------          ------------
                                     ASSETS

Cash and cash equivalents                                                              $5                   $5

                                Total Assets                                           $5                   $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                            $0                   $0
                                Total Liabilities                                       0                    0

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value; 100,000 shares authorized, 0 outstanding at May 31, 2001 and 2000
        respectively                                                                    0                    0

        Common Stock, $.0001 par value; 50,000,000 shares authorized;
        2,844,447  and 1,644,447 shares issued and outstanding at May 31,
        2001 and May 31, 2000 respectively                                            284                  164

        Additional Paid-in-Capital                                             17,064,938           17,065,058
        Retained Earnings (Deficit)                                           (17,065,217)         (17,065,217)

                                Total Stockholders' Equity                              5                    5

                   Total Liabilities and Stockholders' Equity                          $5                   $5

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
                For the quarter ended August 31, 2001


                                                                        August 31 2001          May 31 2001
                                                                        --------------          ------------
Income
        Gross sales                                                             $0                   $0

                                Total Income                                     0                    0

Expenses
        General and administrative                                               0                    0
                                Total Expenses                                   0                    0

                                Net Income                                       0                    0

Beginning Retained Earnings (Deficit)                                  (17,065,217)         (17,063,687)

        Transfer of retained earnings to increase Common
          Stock for Preferred Stock converted.                                   0                1,530

Ending Retained Earnings (Deficit)                                    ($17,065,217)        ($17,065,217)


Weighted Average shares outstanding
        during the period                                                1,131,929            1,131,929

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
                      For the quarter ended August 31, 2001


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

                          INTEGRATED ENTERPRISES, INC.
                            Statement of Cash Flows
                      For the quarter ended August 31, 2001


                                                    August 31 2001   May 31 2001
                                                    --------------   -----------
Cash Flows From Operating Activities
        Net Income                                           $0             $0

        Preferred Stock issued for legal services             0              0

        Total adjustments to Net Income                       0              0

                 Net Cash Provided by Operating Activities    0              0

Cash Flows From Investing Activities
                 Net Cash Provided by Investing Activities    0              0

Cash Flows From Financing Activities
        Proceeds from exercise of stock purchase warrants     0              5

                 Net Cash Provided by Financing Activities    0              5

Net Increase in Cash                                          0              5

Cash, Beginning of Period                                     5              0

Cash, End of Period                                          $5             $5

Item 2. Management Discussion

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

            None

Item 6.  Exhibits and Reports on Form 8-K

            None



                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 2001
                                    Integrated Enterprises, Inc.

                                    By: /s/ Roger A. Kimmel, Jr.
                                    ----------------------------------
                                            Roger A. Kimmel, Jr., Director and
                                            Chief Executive Officer