Form 10QSB
period 2001-11-30
INTEGRATED ENTERPRISES INC
filed 2002-01-14
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTARLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING NOVEMBER 30, 2001


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

         On November 30, 2001, the issuer had a total of 2,866,447 shares of common stock issued and outstanding.



PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

                          INTEGRATED ENTERPRISES, INC.

                            (a dormant state Company)

                                 Balance Sheet
                         For the quarter ended November 30, 2001



                                                                               November 30, 2001      August 31 2001
                                                                               --------------          ------------
                                     ASSETS

Cash and cash equivalents                                                              $5                      $5

                                Total Assets                                           $5                      $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                            $0                      $0
                                Total Liabilities                                       0                       0

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value; 100,000 shares authorized, 0 outstanding at May 31, 2001 and 2000
        respectively                                                                    0                       0

        Common Stock, $.0001 par value; 50,000,000 shares authorized;
        2,844,447 shares issued and outstanding at November 30, 2001

        Additional Paid-in-Capital                                             17,064,938              17,064,938
        Retained Earnings (Deficit)                                           (17,065,217)            (17,065,217)

                                Total Stockholders' Equity                              5                       5

                   Total Liabilities and Stockholders' Equity                          $5                      $5

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
                For the quarter ended November 30, 2001


                                                                       November 30, 2001      August 31 2001
                                                                        --------------          ------------
Income
        Gross sales                                                              $0                    $0

                                Total Income                                      0                     0

Expenses
        General and administrative                                                0                     0
                                Total Expenses                                    0                     0

                                Net Income                                        0                     0

Beginning Retained Earnings (Deficit)                                   (17,065,217)          (17,065,217)

        Transfer of retained earnings to increase Common
          Stock for Preferred Stock converted.                                    0                     0

Ending Retained Earnings (Deficit)                                     ($17,065,217)         ($17,065,217)


Weighted Average shares outstanding
        during the period                                                 2,866,447             2,866,447

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
                      For the quarter ended November 30, 2001


                                                                                                   Retained
                           Preferred Stock           Common Stock            Additional            Earnings          Total
                         Shares      Amount       Shares       Amount      Paid-in-Capital         (Deficit)        Equity
                         ------      ------       ------       ------      ---------------         ---------        ------
August 31, 1999             0         $0      2,866,447        $284         $17,064,938          $17,065,217          $5

Net Income
  for year                                                                                                 0           0

November 30 ,2000           0         $0      2,866,447        $284         $17,064,938          $17,065,217          $5

Net Income
   for year                                                                                                0           0


                          INTEGRATED ENTERPRISES, INC.
                            Statement of Cash Flows
                      For the quarter ended November 30, 2001


                                               November 30, 2001  August 31 2001
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

        There has been no activity in the company during the reporting period.

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

January 14, 2001
                                    Integrated Enterprises, Inc.

                                    By: /s/ Roger A. Kimmel, Jr.
                                    ----------------------------------
                                            Roger A. Kimmel, Jr., Director and
                                            Chief Executive Officer