Form 10QSB
period 2002-02-28
INTEGRATED ENTERPRISES INC
filed 2002-04-02
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING February 28, 2002


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

         On February 28, 2002, the issuer had a total of 4,109,646 shares of common stock issued and outstanding.



PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

                          INTEGRATED ENTERPRISES, INC.

                            (a dormant state Company)

                                 Balance Sheet
                         For the quarter ended February 28, 2002



                                                                              February 28, 2002      November 30, 2001
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

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
                For the quarter ended February 28, 2002


                                                                        February 28, 2002    November 30, 2001
                                                                        --------------          ------------
Income
        Gross sales                                                              $0                    $0

                                Total Income                                      0                     0

Expenses
        General and administrative                                                0                     0
                                Total Expenses                                    0                     0

                                Net Income                                        0                     0

Beginning Retained Earnings (Deficit)                                   (17,065,217)          (17,065,217)

        Transfer of retained earnings to increase Common
          Stock for Preferred Stock converted.                                    0                     0

Ending Retained Earnings (Deficit)                                     ($17,065,217)         ($17,065,217)


Weighted Average shares outstanding
        during the period                                                 4,109,646             4,109,646

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
                      For the quarter ended February 28, 2002


                                                                                                   Retained
                           Preferred Stock           Common Stock            Additional            Earnings          Total
                         Shares      Amount       Shares       Amount      Paid-in-Capital         (Deficit)        Equity
                         ------      ------       ------       ------      ---------------         ---------        ------
November 30, 2001             0         $0      4,109,646        $284         $17,064,938          $17,065,217          $5

Net Income
  for year                                                                                                  0           0

February 28, 2002             0         $0      4,109,646        $284         $17,064,938          $17,065,217          $5

Net Income
   for year                                                                                                 0           0


                          INTEGRATED ENTERPRISES, INC.
                            Statement of Cash Flows
                      For the quarter ended February 28, 2002


                                               February 28, 2002  November 30,
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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

            None

Item 6.  Exhibits and Reports on Form 8-K

            None



                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2002
                                    Integrated Enterprises, Inc.

                                    By: /s/ Michael A. Drew
                                    ----------------------------------
                                            Michael A. Drew,  Director and
                                            Corporate Secretary