Form 10KSB
period 2002-05-31
INTEGRATED ENTERPRISES INC
filed 2002-08-30
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDING MAY 31, 2002


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

                              14749 Longview Drive
                               Newbury, OH 44065
              (Address of Registrant's principal executive offices)

                                 (440) 564-1104
              (Registrant's telephone number, including area code)

                                 (440) 564-1104
              (Registrant's facsimile number, including area code)

                      114 Barrington Towne Square/Suite 159
                                Aurora, OH 44202
          (Former name or former address, if changed since last report)


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

         Yes [X]                 No [_]


         The issuer had no revenue during the year ended May 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         Based on the average bid and asked price of the issuer's common stock on August 27, 2002, the aggregate market value of the 4,109,646 shares of common stock held by non-affiliates was $174,660.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On August 27, 2002, the issuer had a total of 4,109,646 shares of common stock issued and outstanding.

PART I

Item 1. DESCRIPTION OF BUSINESS

         The Issuer filed a Form 8-K dated July 1, 2001 which disclosed a name change from Fraser Realty Group to Integrated Enterprises, Inc. ("Integrated").

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

Item 2. PROPERTIES

         At May 31, 2002, the Issuer had no material assets and had no liabilities.

Item 3. LEGAL PROCEEDINGS

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol IENP). The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On August 26, 2002, the closing bid and asked prices for the common stock were $0.035 and $0.05, respectively.

         On August 26, 2002, the number of stockholder accounts of record was 674.

Item 6. PLAN OF OPERATIONS

         At May 31, 2002, the Issuer had no material assets and no liabilities. The Issuer did not generate any revenues during the fiscal year ended May 31, 2002. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended May 31, 2002.

         At the date of this Annual Report Form 10-KSB, the Issuer has no liabilities and no assets. Nevertheless, Integrated believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Issuer, restructured as a "public shell", will effect a business combination transaction with a suitable privately-held company ("Target Company"). In general, Integrated believes it will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

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

         Effect Required Corporate Changes--before proceeding to closing on a proposed business combination, Integrated will be required to effect a number of material changes in the Issuer's corporate structure. As of the date of this Annual Report Form 10-KSB, Integrated expects that it will be required to:

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

         The Issuer's potential success will be wholly dependent on the efforts and abilities of Mr. David Hughes who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction with a Target Company. Mr. Hughes has had experience in the proposed business of the Issuer. Although Mr. Hughes believes that the Issuer will be able to enter into a business combination transaction within the near future, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Issuer will not restrict its search to any specific business, industry or geographical location, and the Issuer may participate in a business venture of virtually any kind or nature.

         Mr. Hughes anticipates that the selection of a Target Company for the Issuer will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and available capital, Mr. Hughes believes that there are numerous privately-held companies seeking the perceived advantages of being a publicly traded corporation. Such perceived advantages include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all Shareholders and other factors.

         Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Mr. Hughes anticipates that the Issuer will be able to participate in only one business venture. This lack of diversification will not permit the Issuer to offset losses from one venture against gains from another.

         Moreover, due to the Issuer's lack of any meaningful financial, or other resources, Mr. Hughes believes the Company will only be viewed as a suitable business combination partner for companies which have substantially greater financial and managerial resources than the Issuer. Therefore, the Issuer's relative bargaining power may be limited.

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

Item 7. FINANCIAL STATEMENTS

                          INTEGRATED ENTERPRISES, INC.

                            (A Dormant State Company)

                              Financial Statements

                                        &

                          Independent Auditor's Report

                           May 31, 2002 & May 31, 2001






                          INTEGRATED ENTERPRISES, INC.

                                     INDEX



Independent Auditor's Report                                        f1

Balance Sheets                                                      f2

Statement of Operations and Retained Earnings (Deficit)             f3

Statement of Changes in Stockholders' Equity                        f4

Statement of Cash Flows                                             f5

Footnotes to Financial Statements                                   f6

TERANCE L. KELLEY.............................................................
Certified Public Accountant                   3250 West Market Street, Suite 307
                                              Fairlawn, Ohio 44333 (330)
                                              864-2265




                          Independent Auditor's Report


To The Board of Directors of
Integrated Enterprises, Inc.

I have audited the accompanying Balance Sheets of Integrated Enterprises, Inc., as of May 31, 2002 and May 31, 2001 and the related Statements of Operations, Cash Flows, and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the management of Integrated Enterprises, Inc. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Enterprises, Inc. as of May 31, 2002 and May 31, 2001 and the results of its operations and its cash flows for the years ended May 31, 2002 and May 31, 2001 in conformity with generally accepted accounting principles.




/s/ Terance L. Kelley
Certified Public Accountant
June 29, 2002


                                       f1

INTEGRATED ENTERPRISES, INC.
Balance Sheets
May 31, 2002 and May 31, 2001


                                                                      2002                 2001
                                                                      ----                 ----
                                     ASSETS

Cash and cash equivalents                                               $ 5                  $ 5

                                Total Assets                            $ 5                  $ 5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                             $ -                  $ -
                                Total Liabilities                          -                    -

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value;
        5,000,000 shares authorized, 2,000,000 and 0
        outstanding at May 31, 2002 and 2001
        respectively                                                     200                    -

        Common Stock, $.0001 par value; 50,000,000 shares
        authorized; 4,109,646 and 2,909,388 shares
        issued and outstanding at May 31, 2002 and
        May 31, 2001 respectively                                        411                  291

        Additional Paid-in-Capital                                17,066,011           17,064,931
        Retained Earnings (Deficit)                              (17,066,617)         (17,065,217)

                                Total Stockholders' Equity                5                    5

                   Total Liabilities and Stockholders' Equity           $ 5                  $ 5




 The accompanying footnotes are an integral part of these financial statements.

                                       F2

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
               For the years ended May 31, 2002 and May 31, 2001



                                                    2002                2001
                                                    ----                ----
Income
        Gross sales                                    $ -                 $ -

                                Total Income              -                   -

Expenses
        General and administrative                   1,400                   -
                                Total Expenses        1,400                   -

                                Net Loss             (1,400)                  -

Beginning Retained Earnings (Deficit)           (17,065,217)        (17,065,217)

Ending Retained Earnings (Deficit)            $ (17,065,217)      $ (17,065,217)


Weighted Average shares outstanding
        during the period                         4,060,361           2,909,676






 The accompanying footnotes are an integral part of these financial statements.

                                       F3

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
               For the Years Ended May 31, 2002 and May 31, 2001

                                                                                                    Retained
                           Preferred Stock           Common Stock             Additional            Earnings         Total
                         Shares      Amount       Shares       Amount      Paid-in-Capital          (Deficit)        Equity
                         ------      ------       ------       ------      ---------------          ---------        ------
May 31 ,2000                  0        $ -      2,909,388       $ 291        $ 17,064,931        $ (17,065,217)        $ 5

Net Income
   for year                                                                                                  -           0

May 31, 2001                  0          -      2,909,388         291          17,064,931          (17,065,217)          5

Stock for
   services           2,000,000        200      1,200,000         120               1,080                    -       1,400

Reverse split
   rounding                                           258           -                                                    -

Net Income
   for year                                                                                             (1,400)     (1,400)

May 31, 2002          2,000,000      $ 200      4,109,646       $ 411        $ 17,066,011        $ (17,066,617)        $ 5

 The accompanying footnotes are an integral part of these financial statements.


                                       F4

                          INTEGRATED ENTERPRISES, INC.
                            Statement of Cash Flows
               For the Years Ended May 31, 2002 and May 31, 2001



                                                           2002          2001
Cash Flows From Operating Activities
        Net Income                                        $ (1,400)          $ -

        Preferred and Common Stock issued for
            Professional services                           1,400             -

                 Net Cash Provided by Operating Activities       -             -

Cash Flows From Investing Activities
                 Net Cash Provided by Investing Activities       -             -

Cash Flows From Financing Activities                            -             -

Net Increase in Cash                                             5             5

Cash, Beginning of Period                                       -             -

Cash, End of Period                                           $ 5           $ 5



 The accompanying footnotes are an integral part of these financial statements.

                                       F5

                          INTEGRATED ENTERPRISES, INC.
                           (A Dormant State Company)
                             May 31, 2002 and 2001
                       Footnotes to Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting principles and practices of Integrated Enterprises, Inc., (the Company) are set forth to facilitate the understanding of the data presented in the financial statements.

BASIS OF PRESENTATION - Integrated Enterprises, Inc. (formerly Fraser Realty Group, Inc. -FRG) a Delaware corporation, is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

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

FRG invested in real estate and mortgage loans. FRG was organized as a real estate trust, primarily for the purpose of making passive investments in real estate and passing through the income realized from such investments to its shareholders. From its inception, FRG financed its real estate investment operations principally through sale of common stock, and short-term debt financing, including both bank borrowings and the issuance of commercial paper. FRG saw its real estate investments evolve from principally short-term construction loans to a mix of variable and fixed-rate mortgage loans of which a significant portion consists of mortgage positions on improved and unimproved land held by investors for development purposes. Accordingly, FRG's investments in mortgage loans represent long-term assets with the realization dates dependent upon the equity holder's ability to complete development projects or obtain refinancing from other sources. At the same time, bank notes payable and commercial paper outstanding were all short-term borrowings renewable at the option of the note holders. FRG relied on these short-term borrowings, the intermittent repayment of loans and the refinancing or sale of portfolio investments in order to meet its current obligations. During fiscal 1989, cash provided from these sources was wholly inadequate


                                       F6

INTEGRATED ENTERPRISES, INC.
(A Dormant State Company)
May 31, 2002 and 2001
Footnotes to Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

to provide working capital to fund operations. Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet its current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurring further losses. FRG has been inactive since 1990 and has not conducted any business since that time.

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

In June 2001 the Company changed its name to Integrated Enterprises, Inc., issued 12,000,000 shares of Common Stock for services and reverse split its Common Shares, one new common share for each ten old common share with a par value of $ 0.0001 per share.

While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990 it is believed that it may be possible to recover value for the Stockholders through the implementation of a plan whereby the Company as a "clean public shell" effects a business combination transaction with a suitable privately-held company that has both business history and operating assets.
                                       F7

                          INTEGRATED ENTERPRISES, INC.
                           (A Dormant State Company)
                             May 31, 2002 and 2001
                       Footnotes to Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2. GOING CONCERN

The Company has not engaged in any business activity since 1990. As of May 31, 2002 and May 31, 2001 the Company had stockholders' equity of $5. This factor, among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PREFERRED AND COMMON STOCK

On August 4, 1998 the Company filed the State of Delaware, Secretary of State, Division of Corporations, a Certificate of Correction, which was filed to correct a certain error in the Company's original Certificate of Incorporation. The defect of said Certificate to be corrected was as follows, to-wit: No par value stock was mistakenly authorized. Accordingly, Article Fourth: Section 1. Of the Certificate was corrected to allow a par value per share of $.0001 for both common and preferred stock.

In October 1999 the 100,000 shares of outstanding Preferred Stock were converted into 15,405,517 share of Common Stock in keeping with the conversion rights of the Preferred Shares.

On June 14, 2001 a shareholder received 2,000,000 shares of convertible preferred and 12,000,000 shares of Common stock (pre-split) for services provided to the Company in connection with Securities and Exchange Commission filings. The Board of Directors of the Company valued these services at $1,400.

                                       F8

                          INTEGRATED ENTERPRISES, INC.
                           (A Dormant State Company)
                             May 31, 2002 and 2001
                       Footnotes to Financial Statements

NOTE 4.  INCOME TAXES

As a result of operating losses, no provision for Income Taxes was necessary. As of May 31, 2002, the Company has net operating loss carryforwards of approximately $1,137,000 available to reduce future taxable income expiring in 2005 and 2018. Ultimate utilization of the net operating loss carryforwards will be subject to limitations and the existence of future taxable income.

NOTE 5.  OTHER

The Company has no operating activity except on a very limited basis with the only activity being that of the Company's president actively seeking a company with which to effect a business combination.

NOTE 6. ERROR CORRECTION

There was an error made in the May 31, 2001 financial statements in the computation of average shares outstanding. This amount shown was 1,131,929. The correct amount was 2,909,676. This correction has been made in the attached statements.



                                       F9

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal year ended May 31, 2002, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Mr. David L. Hughes, 60, is President and CEO of the Issuer, since March 17, 2002.


Item 10. EXECUTIVE COMPENSATION

         Neither the officers nor directors receive compensation for services rendered nor does any agreement exist for any of them to be compensated for past services at some future date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A total of 4,109,646 shares of common stock were issued and outstanding on the date of this Annual Report Form 10-KSB. The following table sets forth certain information with respect to the beneficial ownership of shares of the Issuer's common stock by (i) each person known to be the beneficial owner of 5% or more of the common stock, (ii) each executive officer or director of the Issuer, and (iii) all executive officers and directors as a group.

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

August 29, 2002
                                    Integrated Enterprises, Inc.

                                    By: /s/ David L. Hughes
                                    ----------------------------------
                                            David L. Hughes, Director and
                                            Chief Executive Officer