Form 10QSB
period 2002-08-31
INTEGRATED ENTERPRISES INC
filed 2002-10-21
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING August 31, 2002


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

         On October 18, 2002, the issuer had a total of 4,109,646 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

                          INTEGRATED ENTERPRISES, INC.

                            (a dormant state Company)

                                  Balance Sheet
                              As of August 31, 2002



                                                                              August 31, 2002      May 31, 2002
                                                                               --------------          ------------
                                     ASSETS

Cash and cash equivalents                                                              $5                      $5

                                Total Assets                                           $5                      $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                            $-                      $-
                                Total Liabilities                                      $-                      $-

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value; 5,000,000 shares authorized, 2,000,000 shares outstanding at August 31, 2002 and May 31,
        2002 respectively                                                             200                     200

        Common Stock, $.0001 par value; 50,000,000 shares authorized; 4,109,646
        shares issued and outstanding at August 31, 2002 and May 31, 2002.            411                     411

        Additional Paid-in-Capital                                             17,066,011              17,066,011
        Retained Earnings (Deficit)                                           (17,066,617)            (17,066,617)

                                Total Stockholders' Equity                              5                       5

                   Total Liabilities and Stockholders' Equity                          $5                      $5

                          INTEGRATED ENTERPRISES, INC.
            Statement of Operations and Retained Earnings (Deficit)
                For the quarter ended August 31, 2002


                                                                        August 31, 2002         May 31, 2002
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

                          INTEGRATED ENTERPRISES, INC.
                  Statement in Changes in Stockholders' Equity
                      For the quarter ended August 31, 2002


                                                                                                   Retained
                           Preferred Stock           Common Stock            Additional            Earnings          Total
                         Shares      Amount       Shares       Amount      Paid-in-Capital         (Deficit)        Equity
                         ------      ------       ------       ------      ---------------         ---------        ------
May 31, 2002                0         $0      4,109,646        $411         $17,065,217          $17,065,217          $0

Net Income
  for year                                                                                                 0           0

August 31, 2002             0         $0      4,109,646        $411         $17,065,217          $17,065,217          $0

Net Income
   for year                                                                                                0           0


                          INTEGRATED ENTERPRISES, INC.
                             Statement of Cash Flows
                      For the quarter ended August 31, 2002


                                               August 31, 2002  May 31, 2002
                                                  --------------   -----------
Cash Flows From Operating Activities
        Net Income                                         $0           $(1,400)

        Preferred Stock issued for legal services           0             1,400

        Total adjustments to Net Income                     0              0

                 Net Cash Provided by Operating Activities  0              0

Cash Flows From Investing Activities
                 Net Cash Provided by Investing Activities  0              0

Cash Flows From Financing Activities
        Proceeds from exercise of stock purchase warrants   0              0

                 Net Cash Provided by Financing Activities  0              0

Net Increase in Cash                                        0              0

Cash, Beginning of Period                                   0              0

Cash, End of Period                                        $0             $0

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

October 21, 2002
                                    Integrated Enterprises, Inc.

                                    By: /s/ David L. Hughes
                                    ----------------------------------
                                            David L. Hughes,  Director and
                                            Corporate Secretary