Form 10QSB
period 2002-11-30
INTEGRATED ENTERPRISES INC
filed 2003-01-21
CIK 749753

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING November 30, 2002


                               SEALIFE CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                   #0-13895        IRS#34-1444240
                ---------                 ------------     ---------------
     (State or other jurisdiction of     (Commission     (IRS Employer
     incorporation or organization)      File Number     Identification Number)

                             18482 Park Villa Place
                              Villa Park, CA 92861
              (Address of Registrant's principal executive offices)

                                 (714) 538-5214
              (Registrant's telephone number, including area code)

                          Integrated Enterprises, Inc.
                              14749 Longview Drive
                                Newbury, OH 44065
    (Former name, former address and former fiscal year, if changed since last report)

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

         On January 21, 2003, the issuer had a total of 7,924,598 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

                               SEALIFE CORPORATION

                            (a dormant state Company)

                                  Balance Sheet
                             As of November 30, 2002


                                              November 30, 2002        May 31, 2002
                                              -----------------        ------------
                                 ASSETS
Cash and cash equivalents                                    $5                  $5

     Total Assets                                            $5                  $5


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                  $-                  $-
           Total Liabilities                                 $-                  $-

Stockholders' Equity
        Serial Preferred Stock, convertible $.0001 par value; 5,000,000 shares authorized, 2,000,000 shares outstanding at November 30, 2002 and May31,
        2002 respectively                                    200                 200

        Common Stock, $.0001 par value; 50,000,000 shares authorized; 4,109,646
        shares issued and outstanding at November 30, 2002 and May 31, 2002      411
             411

        Additional Paid-in-Capital                    17,066,011          17,066,011
        Retained Earnings (Deficit)                  (17,066,617)        (17,066,617)

Total Stockholders' Equity                                     5                   5

     Total Liabilities and Stockholders' Equity               $5                  $5


                               SEALIFE CORPORATION
             Statement of Operations and Retained Earnings (Deficit)
                    For the quarter ended November 30, 2002,
         The period beginning June 1, 2002 ended November 30, 2002, and
               The year beginning June 1, 2001 ended May 31, 2002


                          Beginning September 1, 2002           June 1 2002      June 1 2001
                             Ending November 30, 2002     November 30, 2002     May 31, 2002
                              ----------------------- ----------------------- --------------
Income
     Gross sales                                   $0                    $0               $0

          Total Income                              0                     0                0

Expenses
     General and administrative                     0                     0                0
     Total Expenses                                 0                     0                0

          Net Income                                0                     0                0

Beginning Retained Earnings (Deficit)     (17,065,217)          (17,065,217)     (17,065,217)



Ending Retained Earnings (Deficit)       ($17,065,217)         ($17,065,217)    ($17,065,217)


Weighted Average shares outstanding
        during the period                   4,109,646             4,109,646        4,109,646


                               SEALIFE CORPORATION
                  Statement in Changes in Stockholders' Equity
                     For the quarter ended November 30, 2002

                                                                             Retained
                     Preferred  Stock        Common Stock        Additional  Earnings       Total
                     Shares     Amount     Shares     AmountPaid-in-Capital  (Deficit)     Equity
                     ______     _______   _________   _________  ___________ ____________  ______
May 31, 2002            0            $0   4,109,646      $411    $17,065,217 $17,065,217     $0

Net Income for year                                                                    0      0

November 30, 2002       0            $0   4,109,646      $411    $17,065,217 $17,065,217     $0

Net Income for year                                                                    0      0

                               SEALIFE CORPORATION
                             Statement of Cash Flows
                    For the quarter ended November 30, 2002,
         The period beginning June 1, 2002 ended November 30, 2002, and
               The year beginning June 1, 2001 ended May 31, 2002

                          Beginning September 1, 2002           June 1 2002      June 1 2001
                             Ending November 30, 2002     November 30, 2002     May 31, 2002
                              ----------------------- ----------------------- --------------

Cash Flows From Operating Activities
  Net Income                               $       0        $             0    $      (1,400)

  Preferred Stock issued for legal services        0                      0            1,400

  Total adjustments to Net Income                  0                      0                0

  Net Cash Provided by Operating Activities        0                      0                0

Cash Flows From Investing Activities
  Net Cash Provided by Investing Activities        0                      0                0

Cash Flows From Financing Activities
  Proceeds from exercise of stock purchase warrants0                      0                0

  Net Cash Provided by Financing Activities        0                      0                0

Net Increase in Cash                               0                      0                0

Cash, Beginning of Period                          0                      0                0

Cash, End of Period                        $       0         $            0      $         0


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

     On October 27, 1999 the Company entered into an Acquisition Merger agreement with a private company, Motorsports USA, Inc. The Company also affected a name change at that time to Motorsports USA, Inc. With this transaction certain assets became the property of the Company. However, the custody and control of such assets were not perfected and the management of the private company evidenced tentative compliance with SEC reporting requirements. This condition was considered intolerable to the Company's Board of Directors and accordingly on August 1, 2000 the transaction was rescinded. The Company also changed its name on June 1, 2000 to Vast Technologies Holding Company.

     In June 2001 the Company changed its name to Integrated Enterprises, Inc., issued 12,000,000 shares of Common Stock for services and reverse split its Common Shares, one new common share for each ten old common shares with a par value of $ 0.0001 per share.

     While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990 it is believed that it may be possible to recover value for the stockholders through the implementation of a plan whereby the Company as a "clean public shell" effects a business combination transaction with a suitable privately-held company that has both business history and operating assets. See Item 5 herein.


     There  has  been  no  activity  in the company during the reporting period.

Item 3. Evaluation of Disclosure Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities

Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION


Item 5: Other Information
     On December 20, 2002, the Company acquired 100% of the outstanding stock of Sealife Corp. As a result of the acquisition of Sealife Corp., a Nevada corporation, the control of the Registrant changed to the former shareholders of Sealife Corp. Robert A. McCaslin now exercises control of the registrant. As of January 21, 2003, Robert A McCaslin owns 3,000,000 shares of a total of 7,924,598 or 38% of the outstanding shares.

     The registrant affected a 15 to 1 reverse stock split on December 20, 2002. As a result of the acquisition of Sealife Corp. and the change in focus of the registrant's business, the registrant changed its name from Integrated Enterprises, Inc. to Sealife Corporation and changed its trading symbol to SLIF. In addition, the former directors and officers of Integrated Enterprises, Inc. resigned and the directors and officers of Sealife Corp. have become the directors and officers of the Registrant. The new directors and officers are as follows: Robert A. McCaslin, President and Director, John W. Vilagi, Chief Financial Officer, Secretary and Director, and J.P. Heyes, Director.

This information has been reported to the Commission on Form 8K filed on December 31, 2002.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

January 21, 2003
                                    SeaLife Corporation

                                    By: /s/ Robert A. McCaslin
                                    ----------------------------------
                                            Robert A. McCaslin,  President

CERTIFICATIONS

I, Robert A. McCaslin, certifies that:

1.     I have reviewed this quarterly report on Form 10-QSB of SeaLife
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 21, 2003

By: /s/ Robert A. McCaslin
        ------------------
Robert A. McCaslin
President

CERTIFICATIONS

I, John W. Vilagi, certifies that:

1.     I have reviewed this quarterly report on Form 10-QSB of SeaLife
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 21, 2003

By: /s/ John W. Vilagi
        --------------
John W. Vilagi
Chief Financial Officer