Form 10QSB
period 2003-02-28
SEALIFE CORP
filed 2003-04-18
CIK 749753

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING February 28,2003


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

                           5601 Slauson Ave Suite 283
                             Culver City, CA 90230

              (Address of Registrant's principal executive offices)

                                 (310) 338-9757
              (Registrant's telephone number, including area code)

                             18482 Park Villa Place
                          Villa Park California 92861
    (Former name, former address and former fiscal year, if changed since last report)

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

                                Yes [X]     No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On February 28, 2003, the issuer had a total of 7,758,806 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.

Financial Statements


                          Sealife Corp and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                    Unaudited

ASSETS

                                       5/31/02      8/31/02       11/30/02       2/28/03
Current Assets
 Cash and Equivalents                   21,663       18,306         15,316       12,659
 Accounts Receivable                         -        1,270         10,241       65,481
 Inventory                                   -            -              -       13,000
 Total Current Assets                   21,663       19,576         25,557       91,140

Other Assets
 Technology                          1,335,309    1,335,309      1,335,309    1,335,309
 Total Other Assets                  1,335,309    1,335,309      1,335,309    1,335,309

 Total Assets                        1,356,972    1,354,885      1,360,866    1,426,449

L I A B I L I T I E S
Current Liabilities
 Accounts Payable                          200          444          6,463          463
 Total Current Liabilities                 200          444          6,463          463

Long Term Liabilities
 Notes Payable                       1,285,309    1,220,309      1,220,309      220,309
 Total Long Term Liabilities         1,285,309    1,220,309      1,220,309      220,309

 Total Liabilities                   1,285,509    1,220,753      1,226,772      220,772

E Q U I T Y
Stockholders Equity
 Serial Preferred Stock
  Convertible $.0001 par value;
  5,000,000 shares                         200          200            200            -
  authorized 2,000,000 shares outstanding at
  November 20, 2002 and May 2002 respectively

 Common Stock, Par Value $.0001
  100,000,000 Shares Authorized, 5,439,146 Issued
  and Outstanding at May 31, 2002
  6,458,146 Issued and Outstanding at
  Aug 31, 2002
  6,491,846 Issued and Outstanding at
  Nov 30, 2002
  7,758,806 Issued and Outstanding at
  Feb 28, 2003                             544          646            649          776
 Paid In Capital                    17,146,628   17,230,526     17,264,223    1,453,516
 (Deficit) accumulated during the
 development stage                 (17,075,909) (17,097,240)   (17,130,978)    (248,614)
                                   ------------  -----------    ----------    -----------
 Total Equity                           71,463      134,132        134,094    1,205,677

 Total Liabilities and Equity        1,356,972    1,354,885      1,360,866    1,426,449


                          Sealife Corp and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                    Unaudited
                                For The Periods
                     December 1, 2002 to February 28, 2003,
                              September 1, 2002 to
                              February 28, 2003 and
                          June 1 to February 28, 2003

                                     from        from       from
                                  12/1/02      9/1/02      6/1/02
                                       to          to          to
                                  2/28/03     2/28/03     2/28/03

 Revenues                          16,467      37,770      37,770

Cost of Sales                      39,672      66,312      76,395

Gross Profit                      (23,205)    (28,543)    (38,626)

 Expenses
   Sales and Marketing              7,756      21,591      23,188
   General and administrative     153,291     167,858     177,509
   Total expenses                 161,048     189,449     200,697

 Net (Loss)                      (184,253)   (217,991)   (293,322)

 Net (Loss) Per Share             (0.02)*     (0.03)*     (0.03)*

 Weighted Average Number of     7,365,306   7,125,326   6,902,933
 Common Shares Outstanding

 *  less than $.01 per share


                          Sealife Corp and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cashflows
                                    Unaudited
                                For The Periods
                     December 1, 2002 to February 28, 2003,
                   September 1, 2002 to February 28, 2003 and
                          June 1 to February 28, 2003

                                                        from         from          from
                                                      12/1/02       9/1/02        6/1/02
to                                                       to           to
                                                      2/28/03       2/28/03      2/28/03
Cash Flows from Operating Activities

     Net ( loss)                                    $  (184,253)  $ (217,991)  $  (239,322)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
          Common stock issued for services              120,000      120,000       120,000
          Contributed capital                                 -            -             -
     Changes in operating assets and liabilities:
  Decrease (increase) in Accounts Receivable            (55,240)     (64,211)      (65,481)
  Decrease (increase) in Inventory                      (13,000)     (13,000)      (13,000)
  Increase (decrease) in accounts payable                     -            -             -
  Net Cash (Used) by Operating Activities           $  (132,493)  $ (175,202)  $  (197,803)


Cash Flows from Investment Activities
  Decrease (increase) in Other Assets                         -            -             -
  Increase (decrease) in notes payable               (1,006,000)    (999,981)   (1,064,737)
                                                    $(1,006,000)  $ (999,981)  $(1,064,737)
Cash Flows from Finance Activities
     Proceeds from sale of common stock               1,135,837    1,169,537     1,253,537
  Net Cash Provided by Financing Activities           1,135,837    1,169,537     1,253,537

Net Increase in Cash                                     (2,656)      (5,647)       (9,004)

Cash at Beginning of Period                              15,316       18,306        21,663

Cash at End of Period                                    12,659       12,659        12,659

Supplemental Cash Flows Information

  Common stock issued in a stock exchange for
    consideration to be received                    $         -   $        -   $         -


                                         Sealife Corp and Subsidiaries
                                         (A Development Stage Company)
                                       Statement of Stockholders' Equity
                                                February 28, 2003
                                                    Unaudited

                                                                                                        Retained
                              Preferred Stock          Common Stock          Paid-in   Contributed      Earnings
                            Shares       Amount      Shares      Amount      Capital       Capital      (Deficit)       Total
Balances, May 31, 2002       2,000,000       200   5,439,146         544  $17,146,628            $-   $(17,075,909)    $71,463

Issuance of stock at
$1.00 per share                   -          -       19,000           2       18,998                                   19,000
Issuance of stock at
$.0065 per share                                  1,000,000         100       64,900                                   65,000
Net (loss) for the period                                                                                 (21,331)    (21,331)

Balances, August 31, 2002    2,000,000     $200   6,458,146        $646  $17,230,526            $-   $(17,097,240)   $134,132

Issuance of stock at
$1.00 per share                   -          -       27,200           3       27,197                                   27,200
Issuance of stock at
$1.00 per share                                       6,500           1        6,499                                    6,500
Net (loss) for the period                                                                                 (33,738)    (33,738)

Balances, November 30, 2002  2,000,000     $200   6,491,846        $649  $17,264,223            $-   $(17,130,978)   $134,094

Cancellation of
Preferred Stock             (2,000,000)    (200)                                 200                                        -
Record 15 to 1
Stock Reversal                                   (3,673,540)       (367)         973                                      606
Issuance of stock at
$.0001 per share                                  2,250,000         225                                                   225
Issuance of stock at
$.08 per share                                    1,500,000         150      119,850                                  120,000
Issuance of stock at
$1.00 per share                                   1,000,000         100.00   999,900                                1,000,000
Issuance of stock at
$1.00 per share                     -         -     125,000          13      124,997                                  125,000
Issuance of stock at
$1.00 per share                                      10,000           1        9,999                                   10,000
Issuance of stock at
$.0001 per share                                     50,000           5                                                     5
Issuance of stock at
$.0001 per share                                      5,500           1                                                     1
                                                                         (17,066,011)                  17,066,011           -
Net (loss) for the period                                                                                (184,253)   (184,253)

Balances, February 28,2003           -       $-   7,758,806        $776   $1,453,516            $-      $(248,614) $1,205,677


                                         Sealife Corp and Subsidiaries
                                         (A Development Stage Company)
                                          Consolidated Balance Sheet
                                           Details of Consolidation
                                               February 28, 2003

                                                                 SeaLife         SeaLife       SeaLife
                                                                    Corp            Corp        Marine

                                 Total       Eliminations      (Delaware)        (Nevada)      Company      Proterra
ASSETS
Current Assets
  Cash                         $12,659               $(5)             $5           $2,121         $255       $10,283
  Other receivable              65,481                                             29,996       19,485        16,000
  Receivables due from subsidiaries  -                                            158,771      (98,455)      (60,316)
  Inventory                     13,000                 -               -                                      13,000
                                91,140                (5)              5          190,887      (78,714)      (21,033)

Other Assets
  Technology                 1,335,309                 -               -        1,335,309                         -
  Investments                        -                                                              -             -
                             1,335,309                 -               -        1,335,309           -             -

                            $1,426,449                $(5)            $5       $1,526,196     $(78,714)     $(21,033)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                 444                                               $444          $-            $-
                                   444                 -               -              444           -             -

Long-Term Debt                 220,328                                            220,309           -            19
Total Liabilities              220,772                 -               -          220,753           -            19

Stockholders' Equity
  Common stock                     776               (411)           411              776
  Preferred stock                    -                (200)          200
  Additional paid capital    1,453,516         (17,066,011)   17,066,011         1,453,516          -             -
  Deficit accumulated         (248,614)         17,066,617   (17,066,617)         (148,849)    (78,714)     (21,051)
                             1,205,677                  (5)            5         1,305,443     (78,714)     (21,051)

                            $1,426,449                 $(5)           $5        $1,526,196    $(78,714)    $(21,033)

See accompanying notes to financial statements


                                         Sealife Corp and Subsidiaries
                                         (A Development Stage Company)
                                          Consolidated Balance Sheet
                                           Details of Consolidation

                                                                 SeaLife         SeaLife       SeaLife
                                                                    Corp            Corp        Marine
                                 Total       Eliminations      (Delaware)        (Nevada)      Company      Proterra
Sales                          $37,770               $-             $-               $-        $10,000       $27,770

Cost of sales                   76,395                -              -                -         41,370        35,025
Gross Profit                   (38,626)               -              -                -        (31,370)       (7,256)

Sales and Marketing             24,685                               -            6,500         11,947         5,827
General and administrative     185,715                -              -          142,349         35,397         7,969
                               209,989                               -          148,849         47,344        13,796

Operating loss                (248,614)               -              -         (148,849)       (78,714)      (21,051)

Other income                         -                -              -                -              -             -
Other expenses                       -                -              -                -              -             -

Loss before taxes             (248,614)               -              -         (148,849)       (78,714)      (21,051)

Tax provisions                       -                -              -                -              -             -

NET LOSS                     $(248,614)              $-             $-        $(148,849)      $(78,714)     $(21,051)

See accompanying notes to financial statements

The following accounting principles and practices of Sealife Corp (the Company) are set forth to facilitate the understanding of the data presented in the financial statements.

1.     GENERAL
       -------

BASIS OF PRESENTATION - Sealife Corp Integrated Enterprises, Inc. (formerly Integrated Enterprises, Inc., formerly Fraser Realty Group, Inc. -FRG) a Delaware corporation, is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which: 1 All of the assets of the Trust were sold to FRG; 2 FRG assumed all of the Trust's liabilities and obligations; 3 Each issued and outstanding share of the Trust was converted into one share of FRG common stock; and 4 The Trust was terminated. The purpose of the proposed reorganization was to convert the Trust to a business organization taxable as an ordinary corporation, instead of a real estate investment trust, under Federal income tax laws. Unless the context otherwise requires, the term FRG includes its predecessor, the Trust. FRG invested in real estate and mortgage loans. FRG was organized as a real estate trust, primarily for the purpose of making passive investments in real estate and passing through the income realized from such investments to its shareholders. From its inception, FRG financed its real estate investment operations principally through sale of common stock, and short-term debt financing, including both bank borrowings and the issuance of commercial paper. FRG saw its real estate investments evolve from principally short-term construction loans to a mix of variable and fixed-rate mortgage loans of which a significant portion consists of mortgage positions on improved and unimproved land held by investors for development purposes. Accordingly, FRG's investments in mortgage loans represent long-term assets with the realization dates dependent upon the equity holder's ability to complete development projects or obtain refinancing from other sources. At the same time, bank notes payable and commercial paper outstanding were all short-term borrowings renewable at the option of the note holders. FRG relied on these short-term borrowings, the intermittent repayment of loans and the refinancing or sale of portfolio investments in order to meet its current obligations. During fiscal 1989, cash provided from these sources was wholly inadequate to provide working capital to fund operations. Management was unable to secure additional financing or find other means of obtaining needed cash in fiscal 1990 to permit FRG to meet its current obligations. Accordingly, management determined that there was no reason to continue operating and, thus, incurred further losses. FRG has been inactive since 1990 and has not conducted any business since that time. On August 4, 1998, acting in his capacity as Chairman of the Board and President and with first receiving the consent, approval and authorization of FRG's Board of Directors, Roger A. Kimmel, Jr. filed with the State of Delaware, Secretary of State, Division of Corporations, a Certificate For Renewal and Revival of Charter and thereby effected a renewal, revival and restoration of the Company's Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of Delaware. Thereafter on August 26, 1998 an Omnibus 10-K for the fiscal years ending May31, 1990 through 1998 was filed with the Securities and Exchange Commission of the Federal Government. On October 27, 1999 the Company entered into an Acquisition Merger agreement with a private company, Motorsports USA, Inc. The Company also effected a name change at that time to Motorsports USA, Inc. With this transaction certain assets became the property of the Company. However, the custody and control of such assets were not perfected and the management of the private company evidenced tentative compliance with SEC reporting requirements. This condition was considered intolerable to the Company's Board of Directors and accordingly on August 1, 2000 the transaction was rescinded. The Company also changed its name on June 1, 2000 to Vast Technologies Holding Company. Accordingly the enclosed financial statements were prepared as if the merger with Motorsports USA, Inc. had not taken place. In June 2001 the Company changed its name to Integrated Enterprises, Inc., issued 12,000,000 shares of Common Stock for services and reverse split its Common Shares, one new common share for each ten old common share with a par value of $
0.0001 per share. While the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since 1990 it is believed that it may be possible to recover value for the Stockholders through the implementation of a plan whereby the Company as a "clean public shell" effects a business combination transaction with a suitable privately-held company that has both business history and operating assets.

On December 20, 2002 the registrant acquired 100% of the issued and outstanding shares of SeaLife Corp, a Nevada Corporation in exchange for 2,524,200 post reverse split shares of the Registrant's common stock.

The registrant affected a 15 for 1 Reverse stock split on December 20, 2002 as a result of the acquisition of SeaLife Corp and the change in focus of the registrant's business. The registrant changed it name from Integrated Enterprises, Inc. to SeaLife Corporation and changed its trading symbol to SLIF. In addition, the former directors and officers of Integrated Enterprises, Inc. resigned and the directors and officers of SeaLife Corp. have become the directors and officers of the Registrant. The new directors and officers are as follows: Robert A McCaslin, President and Director, John W Vilagi, Secretary and Director and J.P. Heyes, Director.

As a result of the acquisition of SeaLife Corp. a Nevada corporation the control of the Registrant shifted to the former shareholders of SeaLife Corp. Robert A. McCaslin now exercises control of the registrant. Mr. Robert A. McCaslin owns 3,000,000 shares of a total 7,758,806 or 39% of the total outstanding shares.

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

DESCRIPTION OF SECURITIES Common Stock General. The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value per share. The holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. In the event of liquidation, dissolution or winding up of the Company, the holders of the Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. The holders of the Common Stock as such have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the Common Stock. Voting Rights. The holders of the Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the results that the holders of shares having more than fifty percent (50%) of the votes for the election of directors can elect all of the directors. Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

OTHER EVENTS The registrant affected a 15 for 1 Reverse stock split on December 20, 2002 as a result of the acquisition of SeaLife Corp and the change in focus of the registrant's business. The registrant changed it name from Integrated Enterprises, Inc. to SeaLife Corporation and changed its trading symbol to SLIF. In addition, the former directors and officers of Integrated Enterprises, Inc. resigned and the directors and officers of SeaLife Corp. have become the directors and officers of the Registrant. The new directors and officers are as follows: Robert A McCaslin, President and Director, John W Vilagi, Secretary and Director and J.P. Heyes, Director.


SeaLife Corporation (" the Company "), a Nevada company, was incorporated on January 21, 2002. The Company's registered office is at 2164 North Glassell
Street, Orange CA 92865. The Company is in a development stage and has not generated any income (see Note 3, Development Stage).

The Company is in a marine paint business. It's first marketed product is under the brand name of (SeaLife 1000TM). Sealife 1000 is competitive, as it protects hulls of ships longer than other normal paints. It does not require a primer coat and is environmentally friendly. Sealife 1000 is anti-foul coating authorized to be labeled environmentally compatible by the US Environment
Protection Agency ("EPA"). Other products include ("Sealife 2000TM and Sealife 3000TM") are in the Research & Development ("R & D") stage. (see Note 2f, Technology)

2.     ACCOUNTING  POLICIES  AND  PRACTICE
       -----------------------------------

A)     FISCAL  YEAR  ENDING  MAY  31
The  Company's  fiscal  year  ends  on  May  31  of  the  year.

B)     BASIS  OF  CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. The Company accounted for the consolidation using purchase method, in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (see Note 1, General). All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

C)     USE  OF  ESTIMATES
The preparation of the financial statements, are in conformity with generally accepted accounting principles, requires management to make necessary estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate to properly reflect the operations of the Company. Actual results could differ from these estimates.

D)     CASH  AND  CASH  EQUIVALENTS
The balance on this account reflects all cash deposit of both the Company and its subsidiaries SeaLife Marine Products Inc and Proterra Technologies, Inc. ("SeaLife Marine" see Note 9, subsidiary) in the banks.

E)     ASSET  PURCHASE
SeaLife Marine ("Buyer") entered into an asset purchase agreement to acquire the technology, formula adopted in the production of coating from outside parties, (G. Himmah, Ecosys International Co, Aspen Laboratories Inc and SeaLife Marine Coatings, collectively referred to as "Seller" on December 31, 2002. The purchase price is $1,335,309, which is to paid in the form of cash of $115,000 with the remaining balance to be paid in a corporate note of $1,220,309 over a 10 year period. The corporate note is to be paid based on the Company's sales, i.e. at 5% of the first three million ($3,000,000) of sales, and at 2.5% on the sales in excess of the first three million until the amount is paid in full. The note payment shall be paid monthly, which is 30 days after the end of each month. The note is with a interest rate of 7% per annum. The note may be converted at the option of the buyer to the common stock of the Company at a conversion price, which is equivalent to 80% of market price, based on the average bid price for the last 30 days of intended conversion period. Under this purchase agreement, the seller grants, sells and assigns to the buyer the followings:

1) Patents, patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.
2) All rights in perpetuity, including but not limited to SeaLife 1000, SeaLife 2000 and SeaLife 3000 (see Note 2f) present and future marine coatings and all modifications, variations, enhancements and improvements thereon.
3)   Seller  appoints  the  buyer  with  full  power  to:
     a) Enforce and protect all rights, licenses, privileges or property granted hereunder any and all patents therein.
     b) Prevent or terminate any infringement or other violation or any threatened infringement.
     c) Join buyer as a party plaintiff or defendant in any suit or proceeding in the discretion of buyer.

F)     TECHNOLOGY
SeaLife 1000 is a solvent based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive test results.

SeaLife 2000 is a water based, anti-fouling coating for submerged marine use. Test results indicated its high quality acrylate dispersions which may make the product suitable for ships as both superstructure and submerged anti-fouling coating. SeaLife 2000 is currently under a R & D stage at the present time.

SeaLife 3000 is a water based coating with a state of the art anti-rust additives for the above water application. Test results indicated that this coating has demonstrated exceptional fireproof characteristics. The coating may be of a choice for military applications. SeaLife 3000 is at an R &
D  stage  at  the  present  time.

G)     AMOUNT  DUE  TO  A  DIRECTOR
The account balances represent the amount due to one of the Directors of the company, J. Vilagi in 2002.

I)     RESEARCH  AND  DEVELOPMENT  ("R  &  D")  EXPENSES
R & D expenses are the expenses incurred in developing new products, such as SeaLife 2000 and SeaLife 3000.

J)     INCOME/REVENUE  RECOGNITION
The Company is in development stage (see Note 3, Development Stage) and has not started its principal operations. As a result, there is no income/revenue recognized, at the present time.

K)     TAXES
The Company has not begun its principal operations and has not generated any operating profit for the period ended February 28, 2003. In addition, the Company has not incurred salaries expenses at the present time (see Note 7, Related Party Transaction). Therefore no federal taxes provision is required.

3)     DEVELOPMENT  STAGE
       ------------------
According to the SFAS No. 7, Accounting and Reporting by Development stage Enterprises, the Company is classified as a development stage entity, as it meets two (2) basic criteria: 1) the Company devotes most of its activities to establishing a new business; and 2) its principal activities have not yet commenced.

4)     MAJOR  CUSTOMERS
       ----------------
Since the Company is a development stage and has not commenced its activities, it does not have any customers for the period ended on December 31, 2002.

5)     STOCK  AND  SHAREHOLDERS
       ------------------------
The Company has one (1) class of equity common shares. There are authorized common shares with par value of US$0.0001 per share. There are 100,000,000 common shares authorized, of which 7,758,806 shares are issued and outstanding as of February 28, 2003.

6)     INFLATION
       ---------
It is believed that inflation has not had a material impact on the Company's business in recent years. If severe inflation incurred, it may have an un-favorable impact to operation of the Company.

7)     RELATED  PARTY  TRANSACTION
       ---------------------------
The Company is controlled by three (3) major shareholders, R. McCaslin, J. P. Heyes, and J. Vilagi, who are also the Directors of the Company. These three shareholders elected that their salaries be waived and take no salaries at the present time. In addition, the Company established a wholly owned subsidiary SeaLife Marine Products, Inc. (see Note 9, Subsidiary), any transactions with
SeaLife  Marine  Products,  Inc. would be deemed as a related party transaction.

8)     CONSULTING  AGREEMENT
       ---------------------
During the period, the Company entered into a consulting agreement with Mr. G. Himmah, the previous owner of acquired technology (see Note 2f), for his advice in the use and improvement of the acquired technology. The period of the consultancy is from January 1, 2003 to September 1, 2007. The consultant shall receive $10,000 per month, with the first payment being made in January 2003.

9)     SUBSIDIARIES
       ------------
On February 4, 2002, the Company has organized a wholly owned subsidiary, SeaLife Marine Product Inc., a California company.

On July 31, 2002, the Company has organized a wholly owned subsidiary, Proterra Technologies Inc., a California company.

10)     GOING  CONCERN
        --------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in (see Note 3, Development Stage) to the financial statements, the Company has not commenced its operations or generated income that raise doubts about its ability to continue as a going concern.

11)     CONVERSION  OF  NOTE
        --------------------
On the issuance date of this report, Mr. Himmah elected to accept 1,000,000 shares of the Company's common stock as payment of one million dollars on the asset purchase (see Note 2e, Asset Purchase).

Item 2. Management Discussion

     On December 20, 2002 the registrant acquired 100%of the issued and outstanding shares of Sealife Corp., a Nevada corporation in exchange for 2,524,200-post reverse split shares of the Registrant's common stock. Sealife Corp., (Sealife) a Nevada Corporation, was incorporated on January 21,2002 and its wholly owned subsidiary Sealife Marine Products, a California Corporation, was incorporated on February 6,2002. On June 30,2002 Sealife Marine Products acquired the technology (formulas, copyrights, trademarks, and EPA registrations to a "next Generation" anti-fouling submerged marine coating). This new coating is not toxic and compatible with marine plant and animal life. The purchase price was $1,335,309 the terms of purchase were a down payment of $115,000, which has been paid, and the balance of $1,220,309 paid by a promissory note. The promissory note earns interest at a rate of 7% per year and the note contains the following provisions:

The principal amount shall be paid as follows: Computed on an annual basis 5% of the first three million dollars of sales and 2.5% of the excess over three million dollars in sales of the company will be paid to holder monthly. The payment shall be paid 30 days after the end of the monthly period. In the event that the above payment schedule does not pay the note in full by June 30,2012 the unpaid balance will be due on June 30,2012

The note contains a provision for the holder of the note to convert the unpaid balance to common stock of the company based on 80% of the average of the last quoted closing bid price for the 30 day period ending ten days prior to the conversion date.

On January 6,2003 Gael Himmal the holder of the note and the board of directors of the registrant mutually agreed to convert $1,000,000 of the note into 1,000,000 shares of common stock of the company. Sealife Marine Coasting also entered into a five-year consulting agreement with Gael Himmah the developer of the paint product.

The consulting agreement provides for ongoing technical support to assist the company in complying with various governmental regulations and constant improvements in the products. Mr. Gael Himmal will receive a fee of $10,000 per month for his services.

Sealife's first product, SeaLife 1000, provides a unique anti-shell, anti-algae, anti-fungus, anti-rust coating with results far superior than other anti-fouling coatings on the market. Competitors' ablative and abrasive anti-foul paints are enviro-toxic. They are formulated to leach biocides into the water to kill marine life. They require labor-intensive hull preparation and application procedures, limited useful life and excessive out-of-water time. Their environmentally toxic dispersions, being harmful to the marine environment, invite public relations problems. Sealife 1000 has none of these negatives. It is designed to be harmless to marine life, requires only minimal pre-paint hull preparation, is easy to apply, has double the useful life and minimal down time.

SeaLife 1000 is non-ablative, i.e. it does not rely upon its surface coat integrity wearing away by through-water friction nor does it rely on leaching of its active ingredient to perform its anti-foul characteristics. The proprietary binding agents in SeaLife 1000 reduce leaching or through-water ablative action to nearly no-detect levels.

When SeaLife's organic copper complex comes in contact with water, reactive hydrolysis of its proprietary ingredients begins which microscopically expands and smoothes the SeaLife coating over the ship's underwater hull surfaces. This results in an undersea hull surface that becomes more uniformly smooth than when it was painted.

This hydraulic smoothing of SeaLife 1000 greatly reduces the uneven surfaces such as cracks, chips, dents, ridges, hull-plate seams and rivets customarily found on ships' hulls. These uneven surfaces are where plant and shell growth first attach to underwater hulls. The SeaLife 1000-coated surfaces also become extremely slippery when immersed in water, another effect of organic copper complex reactive hydrolysis.

Traditional anti-foul paint does not form this silky smooth surface. Barnacles and plants readily attach to the hulls of these ships, starting in locations of uneven surfaces and, as they find a secure host, migrating outward across the hull surfaces. Such plant and shell growths slow ships' speed, increase fuel and re-paint costs and shorten engine life.

Traditional anti-foul paints rely upon toxic levels of active ingredients, i.e. tin, copper, arsenic, etc., leaching into the water and killing or repelling unwanted marine plant and shell growth. SeaLife 1000 relies upon this "next generation" technology that neither kills nor repels marine plant and shell growth.

Unwanted marine plant and shell organisms simply find the extremely smooth and slippery surfaces coated with SeaLife 1000 to be an unsuitable host, so they go elsewhere.

An additional feature of SeaLife 1000's extraordinary anti-foul characteristics was derived from understanding sea life, both animal and plant, seek surfaces that are supportive of a biologically active environment. They naturally reject surfaces that will not support it or are less biologically hospitable. SeaLife Marine's below water coatings present biologically inhospitable host surfaces for sea life that neither repel nor harm marine life. They merely offer surfaces that are less attractive to sea life than other surfaces within their environment. The combination of an extremely smooth and slippery underwater hull prevents marine plant and shell growth from attaching to it.
The smoothing and slipperiness resulting from reactive hydrolysis plus the biologically-formulated inhospitable surface is the key to SeaLife 1000's Anti-foul characteristics.

Unlike other vinyl-based paints which are hard, inflexible and brittle, SeaLife 1000's structure is more like leather: tough, hard, and flexible with a silky smooth surface. This is a significant advance in environmentally safe anti-foul technology.

SeaLife 1000 requires only minimal pre-paint hull preparation, is easy to apply, allows minimal down time and has at least double the useful life of competitors' marine coatings.

A SeaLife 1000 painted hull can be returned to the water the same day it is painted.

SeaLife 1000 has a low VOC (volatile organic compound) rating of 260 grams per liter, well below the EPA recommended maximum of 300 g/l and far below the VOC ratings of most anti-foul paints. Additionally, it has an extremely high ignition temperature of 9470F which makes this product much safer to ship, handle and store.

Most competitors' anti-foul marine coatings use coatings with high percentages of copper or the highly toxic TBT (Tributyl Tin). SeaLife Marine Coatings would not consider using TBT and uses only low concentrations of non-metallic copper it is formulations. SeaLife 1000's active ingredient, cuprous oxide, is in low concentration (39%), is firmly fixed in the paint and does not emit harmful levels of leachates. Its dispersion rate, almost non-detectable, is comparable to trace levels of copper in clean sea water or copper levels leached from the copper pipes in a home's potable water system.

Field tests using SeaLife 1000 have consistently demonstrated that hulls and other submerged surfaces treated with these coatings provide long-term resistance to algae, fungus, shell growth and rust without harming marine life. SeaLife Marine is confident its marine coatings represent a significant breakthrough in environmental anti-fouling technology.

Ten years in development, tested extensively around the world, SeaLife 1000 protects hulls years longer than most anti-foul paints, costs less, dries faster, is easier to apply, does not require a primer coat, and is environmentally safe. That's an unbeatable combination of quality, performance, value and enviro-safe technology. SeaLife 1000 is perhaps the only anti-foul coating authorized to be labeled "environmentally compatible" by the EPA.

Sealife has two anti-fouling coatings, one solvent-based, one water-based, and a water-based topside coating, all formulated for use on ships and structures that are exposed to a marine environment. SeaLife Marine Coatings can be applied to nearly all surfaces including wood, fiberglass, steel and aluminum. It has been applied with great success to buoys at sea, aqua farm nets, undersea gratings, pilings, or any submerged surface requiring protection from fouling. The SeaLife family of products includes:

SeaLife 2000: A water-based, anti-fouling coating for submerged marine use. Due to the absence of petroleum distillates in its formulation, SeaLife 2000 has a highly desirable zero (0) VOC (volatile organic compounds) rating. Its highest quality acrylate dispersions make this product suitable for ships as both superstructure and submerged anti-fouling coating. SeaLife 2000 is currently under research and development.

SeaLife 3000: A water-based coating with anti-rust additives for above-water use. As this coating has demonstrated exceptional fireproof characteristics, it is the coating of choice for military applications. SeaLife 3000 is currently under research and development.

Competition:

Most competitors' products contain, arsenic, tributyl tin, copper, lead, mercury, pesticides, silicones or toxic materials. Sealife's extensive research indicates that SeaLife Marine Coatings are non-toxic, non-pathogenic and compatible with the environment with no known hazards to marine life.

One enormous limitation competitors have is their bottom coating product's limited effective life. Most competitive products recommend repeat coating within twelve to eighteen months. SeaLife 1000 is typically effective from four to seven years, more than twice the life of similar anti-fouling coating products. Additionally, most competitive products recommend at least two or more coats while SeaLife 1000 is effective using only one coat on most hulls.

Most competitors' anti-foul coatings rely upon ablative technology where the active anti-foul ingredients leach into the ocean at a measured rate. This results in their anti-foul qualities continually decreasing. They're coated surfaces may appear well painted but their anti-foul characteristics have deteriorated. SeaLife 1000 does not rely upon leaching which allows this product to maintain the same high quality anti-foul characteristics over the life of the paint.

Market research indicates that SeaLife can supply bottom-coating for prices at or below existing competitors' prices and still provide a substantial profit margin. SeaLife Marine Coatings is able to offer coating paints in all popular colors.

Sealife initially will outsource manufacture of our paints at high quality manufacturing facilities throughout the United States. SeaLife Marine Coatings technical personnel will supervise quality control.

Patents  and  trademarks:

Sealife has chosen not to patent the manufacturing formula for its paints. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to improbability of a competitor "reverse engineering" the SeaLife Marine formulas and the problems inherent with the ease of patent formula availability to potential competitors worldwide, Sealife has elected trade secret protection of its formulas. Trade secret protection is the method of choice of successful companies such as Coca-Cola and Kentucky Fried Chicken. Sealife owns formulas and proprietary supplies and sources that are special and unique to its products. Sealife has elected to maintain the security of these invaluable assets as trade secrets.

Marketing  Plan:

Sealife expects to reach prospective customers utilizing an attractive web site with information relative to product advantages, price and distributor availability, direct mail (personal and business to business), selected magazine advertising, extensive public relations campaigns to create branding and a direct technically oriented sales force.

SeaLife Marine Products intends to recruit and employ an experienced marketing and sales manager whose primary focus will be to introduce SeaLife Marine products worldwide to ship chandlers, shipyards, retail outlets and builders and to pursue worldwide licensing agreements with established marketing and manufacturing entities.

Sealife's initial outlets will be distributors and select retailers located in key areas throughout the world. Product shipments are anticipated to begin from a single production/warehouse facility in the U.S. Future expansion involves adding other distribution locales (i.e. Asia and Europe) as a sales volume requirement dictate.

The pricing of these products is highly competitive while the shipping expense will remain minimal. It is the Sealife's belief that it will achieve a substantial penetration of the bottom coating market within six months while achieving profitability by the end of our first year.

Product Testing

Sixty tests involving SeaLife 1000 anti-foul paint are being conducted around the world, including Sweden, Norway, Singapore, China, and Canada. These Tests include: cruise ships, ferryboats, Navy testing, outboard motors, yachts, recreational boats and aqua farming nets. Recent articles published about SeaLife 1000 in Practical Sailor, the Road and Track for boats, indicate that SeaLife1000 performs on par with the large and established anti-foul paints, without harming the environment, few companies, if any, can claim this title.

T.R.Wilbury Laboratories, Inc., a highly regarded independent laboratories in the United States, conducted the study with the objective to determine the release rate of copper from SeaLife 1000 antifouling paint in synthetic seawater. The data was intended for use with models that predict environmental concentration and assess environmental risk.

The test was modeled after ASTM D6442-99: Standard Test method for Copper release Rates of Antifouling Coatings System in Sea Water. SeaLife1000 release rate was significantly lower than any other paint tested. The company has received approval from the Unite States Federal Environmental Protection Agency. The company has applied to the State of California Environmental Protection Agency. The approval process is now pending. California EPA approval will open up the largest retail market in the United States, if not the world for Sealife 1000 anti foul paint. Environmental protection agency approvals are also pending in several European Countries.

ProTerra

The company is also conducting tests on a new product called Proterra soil rescue. Protera soil rescue is a biotechnology product that improves plant and tree growth.

ProTerra technologies, Inc. has received purchase orders for large scale application and testing in six countries including, Italy, Switzerland, South Africa, Belgium, Spain, Germany, France and the UK.

Other tests currently underway include; golf greens, row crops, polo fields, trees, horse pastures and driving range. In all cases, the results have been outstanding. Success in these areas can be leveraged into global sales, with potential annual revenue into the millions of dollarsProTerra products will generate on average, in annual sales, approximately $160.00 per acre treated.

Bob Boldt, Senior PGA Tour Player and Course Designer, said of ProTerra "The use of Pro Terra Soil Rescue has been an unbelievable experience, in just one season sand and limestone areas that would not grow grass are now blooming and our water usage is decreasing. Our walnut trees that were tagged for removal have now produced more walnuts than ever. The tree replacement of over 56 trees throughout the course has had a 0-loss factor using ProTerra. This is our first full year in using SeaLife's Pro Terra and I am astonished at the results."

SeaLife Corporation is currently in discussions with several large distributors to handle our line of innovative, environmentally friendly products, which could provide SeaLife Corporation global reach into the global and growing market for environmentally compatible products that work.

Operating Results For the Three Months Ended February 28, 2003

For the three months ended February 28, 2003, the Company has revenues of $16,467. The Company's cost of sales were $39,672 resulting in a gross profit of ($23,205).

Expenses were $161,048 for the three months ended February 28, 2003 which were composed of sales and marketing expenses of $7,756 and general and administrative expenses of $153,291.

Net loss was ($184,253) for the three months ended February 28, 2003 and the net loss per share was ($.02) per share.

Operating Results For the Six Months Ended February 28, 2003

For the six months ended February 28, 2003, the Company had revenues of $37,770. The Company's cost of sales were $66,312 resulting in a gross profit of ($28,543).

Expenses were $189,449 for the six months ended February 28, 2003 which were comprised of sales and marketing expenses of $21,591 and general and administrative expenses of $167,858.

Net loss was ($217,991) for the six months ended February 28, 2003 and the net loss per share was ($.03).

Operating Results For the Nine Months Ended February 28, 2003.

For the nine months ended February 28, 2003, the Company had revenues of $37,770. The Company's cost of sales were $76,395 resulting in a gross profit of ($38,626).

Expenses were $200,697 comprised of sales and marketing expenses of $23,188 and general and administrative expenses of $177,509.

Net loss was ($293,322) or ($.03) per share.

Liquidity and Capital Resources

For the quarter ended February 28, 2003, the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations and expenditures to build the appropriate infrastructure to support its expected growth. The Company's operations have been financed by a note in the amount of $1,220,309, of which $1,000,000 was converted into our common stock

The Company is taking steps to raise equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing stockholders.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for approximately twelve months.


Item 3.Evaluation of Disclosure Controls and Procedure

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14c as of a date (the "Evaluation Date') within 90 days before the filing date of
     this quarterly      report,  have  concluded  that  a  of  the  Evaluation
     Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Part  II  Other  Information

Item 1. LEGAL PROCEEDINGS
     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 5,2003 the company issued 1,000,000 shares of common stock to Gail Himmah as payment of $1,000,000 on the promissory note to Gael Himmah. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.


Item 3. DEFAULTS UPON SENIOR SECURITIES
     None/ not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None/ not Applicable.

Item 5. OTHER INFORMATION
On December 20, 2002 the Company acquired 100% of the outstanding stock of Sealife Corp. As a result of the acquisition of Sealife Corp., a Nevada Corporation, the control of the Registrant changed to the former shareholders of Sealife Corp. Robert A McCaslin now exercises control of the registrant. As of January 21,2003 Robert A. McCaslin owns 3,000,000 shares of a total of 7,758,806 or 38% of the outstanding shares.

On August 7,2002 the company organized a new 100% owned subsidiary named Proterra Technologies, Inc. the company plans to market bio technology products that have been developed by Gael Himmah and others. These products have been developed as by products of the development of the Sealife coating products.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits

2.1(1) Exchange Agreement
3.1(1) Articles of Amendment to the Articles of Incorporation
10.1 Consulting Agreement with Gael Himmah
10.2 Asset Purchase Agreement
10.3 Promissory Note
99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

  Filed as Exhibits to the Form 8-K filed on December 31, 2002.

     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALIFE CORPORATION

Date: April 18, 2003

By: /s/ Robert McCaslin
   ---------------------
Robert McCaslin
Chief Executive Officer


Certifications

Robert A. McCaslin Certifies as President of SeaLife Corporation  that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  SeaLife
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and , I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Art Rules 13a-14 and 15d-14) for the registrant and we have;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 18,2003

By: /S/ Robert A. McCaslin
   -------------------------------
    Robert A. McCaslin
    President

John W. Vilagi Certifies as Chief Financial Officer of SeaLife Corporation that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  SeaLife
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and , I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Art Rules 13a-14 and 15d-14) for the registrant and we have;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: April 18,2003

By:/s/ John W. Vilagi
---------------------
Name: John W. Vilagi
Title: Chief Financial Officer

                                   EXHIBIT 10.2
                            ASSET PURCHASE AGREEMENT

                            ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT (this "Agreement") is entered into, and effective June 30, 2002, by and between GAEL HIMMAH, doing business as ASPEN LABORATORIES, ECOSYS INTERNATIONAL, and SEALIFE MARINE COATINGS ("Seller") and SEALIFE MARINE PRODUCTS, INC., a California corporation, whose place of business is 2164 N. Glassell Street, Orange, CA 92865 ("Buyer").

                                    RECITALS

A.WHEREAS, Seller is interested in selling rights to certain products developed by the Seller (the "Assets");

B. WHEREAS, Buyer believes that the purchase of the assets of Seller will complement its current business;

C. WHEREAS, the parties wish to consummate the sale of the assets pursuant to the terms of this Agreement.

                                    ARTICLE I
                                    ---------

For good and valuable consideration, receipt of which is acknowledged, Geal Himmah doing business as Ecosys International, Aspen Laboratories and SeaLife Marine Coatings grants, sells and assigns to SeaLife Marine Products, Inc.:

A. All rights of every kind and nature in perpetuity throughout the universe, including, without limitation, patents, patent application rights, for U.S. Environmental Protection Agency registration number 70214-1, and all modifications, enhancements and improvements thereon.

B. All rights of every kind and nature in perpetuity through the universe, including without limitation, all products, including but not limited to SeaLife 1000, SeaLife 2000 and SeaLife 3000, present and future marine coatings products below and above the water line, and all modifications, variations, enhancements and improvements thereon.

                                   ARTICLE II
                                   ----------

Seller appoints Buyer, its successor, licensees, and assigns, Buyers irrevocable attorney-in-fact, with full power of substitution and delegation in Buyers or in Sellers name.

A. To enforce and protect all rights, licenses, privileges or property granted hereunder any and all patents therein.

B. To prevent or terminate any infringement or other violation or any threatened infringement or violation.

C. To join Buyer as party plaintiff or defendant in any suit or proceeding in the discretion of Buyer

                                   ARTICLE III
                                   -----------
Purchase Price
--------------

The purchase price shall be 1,335,309 payable pursuant to the terms and conditions set forth herein in Schedule "A" of the Agreement.

The Closing.
-----------

The closing of this transaction shall occur upon the delivery of the following documents:

                         By Seller:

a.     An executed original of this Agreement;

b.     Executed Assignments for each product purchase

                        By Buyer:

     a.     The executed original of this Agreement.

    The effective date of the sale shall be June 30, 2002.

                                   ARTICLE IV
                                   ----------

     1.     Representations and Warranties of Seller.
            ----------------------------------------

     1.1 Organization. Seller an individual or a corporation and has all requisite power and authority to conduct its business as it is presently being conducted and to own its assets.

     1.2 Authorization. Seller has all necessary power and authority to enter into this Agreement. This Agreement has been duly executed and delivered by Seller and is a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

     1.3 No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will result in a violation or conflict with any obligations of the Seller or the provisions of any contract, commitment, obligation or license to which Seller is a party or by which the Assets are bound.

     1.4 Consents and Approvals. No consent, approval or authorization of, or declaration, filing or registration with, any government regulatory authority or any other person or entity is required to be obtained by Seller in connection with the execution, delivery and performance of this Agreement or the transactions consummated hereby.

     1.5 No Broker's Representation. Neither Seller nor any affiliate of Seller has entered into or will enter into any agreement, arrangement or understanding with any person or firm which will result in the obligation of the Buyer to pay a finder's fee, brokerage commission or similar payment in connection with the transactions contemplated hereby.

     1.6  Seller  has represented that SeaLife 1,000 Paint, meets or exceeds the
(VOC) Volatile Organic Compounds rate of 165 grams per liter and a leach rate of less that .01 micro grams per liter.

     1.7 Survival of Warranties. Seller agrees that all warranties made by it in this Agreement shall survive the consummation of the sale and the closing Date of this Agreement.

     2.     Representations and Warranties of Buyer.
            ----------------------------------------

     2.1 Organization. Buyer is duly incorporated, validly existing and in good standing under the laws of the State of California, and has all requisite corporate power and authority to conduct its business as it is presently being conducted and to own its assets.

     2.2 Authorization. Buyer has all necessary corporate power and authority to enter into this Agreement and has taken all corporate action necessary to consummate the transactions contemplated hereby and to perform its obligations hereunder. This Agreement has been duly executed and delivered by Buyer and is a legal, valid and binding obligation of Buyer enforceable against Buyer in accordance with its terms.

     2.3 Consents and Approvals. No consent, approval or authorization of, or declaration, filing or registration with, any government regulatory authority or any other person or entity is required to be obtained by Buyer in connection with the execution, delivery and performance of this Agreement or the transactions consummated hereby.

     2.4 No Broker's Representation. Neither Buyer nor any affiliate of Buyer has entered into or will enter into any agreement, arrangement or understanding with any person or firm which will result in the obligation of the Seller to pay a finder's fee, brokerage commission or similar payment in connection with the transactions contemplated hereby.

3. Notices. Any notice to be given hereunder shall be given (except as otherwise
  --------
expressly set forth herein) by certified mail, postage prepaid, and shall be deemed to have been received five business days after posting. Any notice shall be sent to the address given in the preamble of this Agreement or to such other address as the relevant party may notify to the other.

4.  Disputes.  This  Agreement will be interpreted in accordance with California
   ---------
law, including all matters of construction, validity, performance and enforcement, without giving effect to any principles of conflict of laws. The parties hereto consent to the jurisdiction of the courts of the State of California, County of Orange.

5.  Attorney's  Fees.  If  any  arbitration,  litigation,  action, suit or other
    ----------------
proceeding is instituted to remedy, prevent or obtain relief from a breach of this Agreement, in relation to a breach of this Agreement or pertaining to a declaration of rights under this Agreement, the prevailing party will recover all such party's attorneys' fees incurred in each and every such action, suit or other proceeding, including any and all appeals or petitions therefrom.

6.  Amendments/Waivers. This Agreement may be amended, supplemented, modified or
    ------------------
rescinded only through an express written instrument signed by all the parties or their respective successors and assigns. Either party may specifically and expressly waive in writing any portion of this Agreement or any breach hereof, but no such waiver shall constitute a further or continuing waiver of any preceding or succeeding breach of the same or any other provision. The consent by one party to any action for which consent was required shall not be deemed to imply consent or waiver of the necessity of obtaining such consent for the same or similar acts in the future.

7.  Counterparts.  This Agreement may be executed in any number of counterparts,
    ------------
each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

8.  Severability.  Each  provision of this Agreement is intended to be severable
    ------------
and if any term or provision herein is determined invalid or unenforceable for any reason, such illegality or invalidity shall not affect the validity of the remainder of this Agreement and, wherever possible, intent shall be given to the invalid or unenforceable provision.

9.  Entire  Agreement.  This  Agreement  contains  the  entire  and  complete
    -----------------
understanding between the parties concerning its subject matter and all representations, agreements, arrangements and understandings

10. between or among the parties, whether oral or written, have been fully merged herein and are superseded hereby. Except as provided by consulting agreement Exhibit "B".

11.  Remedies.  All  rights,  remedies,  undertakings,  obligations,  options,
     --------
covenants, conditions and agreements contained in this Agreement shall be cumulative and no one of them shall be exclusive of any other.

12.  Further  Assurances  and  Cooperation.  From time to time at the request of
     -------------------------------------
either party to this Agreement and without further consideration, the other party will execute and deliver such documents and take such action as may be reasonably requested in order to consummate more effectively the transactions contemplated by this Agreement.

13.  Successors.  Subject  to  the  foregoing paragraph, this Agreement shall be
     ----------
binding upon and inure to the benefit of the parties and their respective heirs, legatees, legal representatives, successors and permitted assigns.

14.  Benefit  of Agreement. This Agreement is for the sole and exclusive benefit
    ----------------------
of the signatories hereto and nothing in this Agreement shall be construed to give any person or entity other than the parties hereto any legal or equitable right, claim or remedy.

     NOW, WHEREFORE, the parties hereto enter into this Agreement as of the date first written above.

"Seller"                              "Buyer"

GAEL  HIMMAH                          SEALIFE  MARINE  PRODUCTS,  INC.

By:    /s/ Gael Himmah                    By:  /s/ Robert McCaslin
   -------------------------------       ------------------------------
                                         Its:     President

ECOSYS  INTERNATIONAL


By: /s/ Gael Himmah
  ---------------------------------

EXHIBIT A

The  purchase  price  of  $1,335,309  shall  be  paid  as  follows:

1.     Down  Payment  of  $115,000  which  is  already  paid.

2. The balance of $1,220,309 is paid in installments over a ten (10) year period as per Note - Exhibit A-1.

the death, bankruptcy, insolvency, or assignment for the benefit of creditors of the other party. Consultant shall have the right to terminate this Agreement if company fails to comply with any of the material terms of this Agreement, including without limitation its responsibilities for fees as set forth in this Agreement, and such failure continues unremedied for a period of sixty (60) days after written notice to the Company. Company shall have the right to terminate this Agreement upon delivery to Consultant of notice setting forth the facts comprising a material breach of this Agreement by Consultant. Consultant shall have sixty (60) days to remedy such breach.

EXHIBIT 10.1


                              CONSULTING AGREEMENT


This Consulting Agreement (this "Agreement") is made and entered into as of January 1, 2003, by and between Gael Himmah, doing business as Aspen
Laboratories, Ecosys International, and SeaLife Marine Coatings, (hereinafter referred to as the "Consultant") and SeaLife Marine Products, Inc., a California corporation, whose place of business is 2164 N. Glassell Street, Orange, CA 92865 (hereinafter referred to as the "Consultant").

RECITALS

WHEREAS,  the  Company  has  acquired  certain  technology  from Consultant; and

WHEREAS, Consultant has certain experience and knowledge associated with the technology that the Company acquired; and

WHEREAS, the Company wishes is to engage the services of the Consultant to assist the Company in the ongoing use of the technology.

NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto hereby agreed as follows:

CONSULTING  SERVICES;  EXCLUSIVE  NATURE  OF  SERVICES

Attached hereto as Exhibit A and incorporated herein and by this reference is a description of the services to be provided by the Consultant hereunder (the "Consulting Services". Consultant hereby agrees to utilize its best efforts in performing the Consulting Services.

TERM  OF  AGREEMENT

This Agreement shall be in full force and effect commencing upon the date hereof and concluding at the close of business on the same date in 2007 ("termination date"). Either party hereto shall have the right to terminate this Agreement without notice in the event of the death, bankruptcy, insolvency, or assignment for the benefit of creditors of the other party. Consultant shall have the right to terminate this Agreement if company fails to comply with any of the material terms of this Agreement, including without limitation its responsibilities for fees as set forth in this Agreement, and such failure continues unremedied for a period of sixty (60) days after written notice to the Company. Company shall have the right to terminate this Agreement upon delivery to Consultant of notice setting forth the facts comprising a material breach of this Agreement by Consultant. Consultant shall have sixty (60) days to remedy such breach.

TIME  DEVOTED  BY  CONSULTANT

It is anticipated that the Consultant shall spend as much time as deemed necessary by the Consultant in order to perform the obligations of Consultant hereunder. The company understands that this amount of time may vary and that the Consultant may perform Consulting Services for other companies.

PLACE  WERE  SERVICES  WILL  BE  PERFORMED

The consultant will perform services in accordance with this Agreement at Consultant's offices. In addition, the Consultant will perform services on the telephone and at such other places as necessary to perform these services in accordance with this Agreement.

COMPENSATION  TO  CONSULTANTS

The Consultant's compensation for the Consulting Services shall be set forth in Exhibit B attached hereto in incorporated herein by this reference.

INDEPENDENT  CONTRACTOR

Both company and the Consultant, agree that the Consultant will act as an independent contractor in the performance of his duties under this Agreement. Nothing contained in this Agreement shall be construed to imply that consultant, or any employee, agent or other authorized representative of Consultant, is a partner, joint venture, agent, officer or employee of the Company.

CONFIDENTIAL  INFORMATION

The Consultant and the Company acknowledge that each will have access to proprietary information regarding the business operations of the other and agree to keep all such information secret and confidential and not to use or disclose any such information to any individual or organization without the non-disclosing parties prior written consent. It is hereby agreed that from time to time Consultant in the Company may designate certain disclosed information as confidential for purposes of this Agreement.

INDEMNIFICATION

The Company herein agrees to indemnify and hold Consultant harmless from any and all liabilities incurred by Consultant insofar as such liabilities arise out of or are based solely upon (I) any material misstatement or omission contained documents provided by the Company, or (ii) any intentional actions by the Company, direct or indirect, in violation of any applicable federal or state laws.

Consultants hereby agrees to indemnify and hold the Company harmless from any and all liabilities incurred by the Company, insofar as such liabilities arise out of or are based solely upon (I) any actions by Consultant, its officers, employees, agents, or control persons, direct or indirect, in violation of any applicable federal or state laws regulations, or (ii) any breach of this Agreement by Consultant.

The indemnity obligations of the parties under this paragraph shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company, the Consultant, and any other such persons or entities mentioned hereinabove.

COVENANTS  OF  CONSULTANT

Consultant covenants and agrees with the Company that, in performing Consulting Services, Consultant will:

Not make any representations other than those expressly set forth in documents provided by the Company; and

Not publish, circulate or otherwise use any materials other than materials provided by or otherwise approved by the Company.

MISCELLANEOUS

Attorneys'  Fees,  if  either  party  files  any  action or brings in proceeding
----------------
against the other or arising in or out of this Agreement, than the prevailing party shall be entitled to reasonable attorneys' fees.

Waiver.  No  waiver  by  a  party  of  any  provision of this Agreement shall be
------
considered a waiver or any other provision or any subsequent breach of the same or any other provision. The exercise by a party of any other remedy provided in this Agreement or at law shall not prevent the exercise by that party of any other remedy provided in this Agreement or at law.

Assignment.  This  Agreement  shall  be binding upon inure to the benefit of the
-----------
parties hereto and no assignment shall be allowed without first obtaining the written consent of the non-assigning party,

Severability,  If  any  condition  or  covenants  herein contained is held to be
------------
invalid or void by any court of competent jurisdiction, the same shall be deemed severable from the remainder of this Agreement and shall in no way effect the other covenants and conditions contained herein.

Amendment. This Agreement may be amended only by a written agreement executed by
---------
all  parties  hereto.

Headings,  titles  or  captions,  contained  herein  are inserted as a matter of
--------
convenience and for reference, and in no way define, limit, extent, or describe the scope of this Agreement or any provision in here of. No provision in this Agreement is to be interpreted for or against either party because that party or his legal representative drafted such provision.

Notice,  all  written  notices, the demand, or request of any kind, which either
------
party may be required or any desired to serve on any other in connection with this Agreement, must be served by registered or certified mail, with postage prepaid and returned receipt requested. In lieu of mailing, either party may cause delivery of such notice, demands and requests to be made by personal service, facsimile transmission, provided that acknowledgement of receipt is made. Notice shall be deemed given upon personal delivery of receipt a facsimile transmission, or two (2) days after mailing, all notices, demands, and request shall be delivered as follows:

If  to  the  Company:

SeaLife  Marine  Products,  Inc.
2164  N.  Glassell  Street
Orange,  CA  92865

If  to  the  Consultant:

Gael  Himmah
P.O.  Box  342
La  Quinta,  CA  92253

Entire  Agreement,  This Agreement, including any Exhibits or Schedules attached
-----------------
hereto, contains all of the representations, warranties and the entire understanding and agreement between the parties. Correspondents, memoranda, or agreements, whether written or oral, originating before the date of this Agreement are replaced in total with this Agreement and less otherwise especially stated.

Counterparts Facsimile Signatures, This Agreement may be executed simultaneously
---------------------------------
in one or more counterparts, each of which shall deem an original all of which together shall be deemed a valid and binding execution of this Agreement.

Governing  Law  and  Venue, this Agreement shall be governed by and construed in
--------------------------
accordance with the laws of the State of California which would apply if both parties were residents of California and this Agreement was made and performed in California. In any legal action, involving this Agreement or the parties' relationship, the parties agree that the exclusive venue for any lawsuit shall be in the state or federal court located within the County of Orange, California. The parties agree to submit to the personal jurisdiction of the state and federal courts located within Orange County, California.

IN WITNESS WHEREOF, the parties here to have placed their signatures here on the day in your first above written.

COMPANY

SeaLife  Marine  Products,  Inc.


/s/ Robert McCaslin
-------------------
By  Robert  McCaslin
President


CONSULTANT

Gael  Himmah


/s/ Gael Himmah
-------------------
By  Gael  Himmah

                                    EXHIBIT A

                       DESCRIPTION OF CONSULTING SERV"ICES

                             SEALIFE MARINE PRODUCTS

The purpose of the Consulting Agreement is to maintain the company at the cutting edge of technology in the world wide market place.

To  meet  this  goal  Consultant  will  provide  the  following:

1. To provide all necessary support to comply with the regulations of various governmental authorities.

2. To assist the company in solving specific marketing and or environmental problems that are important for the growth and development of the company.

3. To assist the company in constant improvement in the products to meet cost effective requirements of the market place.

4. To assist the company in developing operational protocols to achieve the best performance from the products.

5. To assist the company in over all support and advise on the operation of the company's business.

6. To assist the company in the purchase or manufacturer of the products or their components.

                                    EXHIBIT B

                              TERMS OF COMPENSATION

                          SEALIFE MARINE PRODUCTS, INC.


The  Consultant  shall  be  paid  $10,000  per  month  starting  September 2002.

Payment  shall  be  due  on  the  10th  of  the  following  month.

EXHIBIT 10.3
                                   EXHIBIT A-1

                                                                   US$1,220,309
DATED  JUNE  30,  2002



                       SEVEN PERCENT (7%) PROMISSORY NOTE


               THIS NOTE (this "Note") is an authorized Note of SEALIFE MARINE PRODUCTS, INC., a California corporation (the "Company"), in the principal amount of US $1,220,309 (the "Note").

               FOR VALUE RECEIVED, the Company agrees to pay to Gael Himmah or his assigns (the "Holder"), the principal sum of US $1,220,309 (One Million Two Hundred Twenty Thousand Three Hundred Nine United States Dollars) (the "Principal Amount") plus interest on the Outstanding Principal Amount at the rate of seven percent (7%) per annum occurring from the date of issuance.

     Accrual of interest shall commence on the first day to occur after the date hereof until repayment in full of the principal sum has been made or duly provided for. Accrued and unpaid interest shall bear interest at the same rate until paid. The principal of this Note plus interest is payable in such coin or currency of the United States as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Note Register of the Company as designated in writing by the Holder from time to time.

The principal amount shall be paid as follows: Computed on an annual basis 5% of the first three million dollars of sales and 2 of the excess over three million dollars in sales of the company will be paid to holder monthly. The payment shall be paid 30 days after the end of the monthly period.

In the event that the above payment schedule does not pay the note in full by June 30, 2012, the entire unpaid balance will be due on June 30, 2012.

Right to Convert. The holder of this note may at his option convert the unpaid balance of this note to common stock of the company. The number of shares of common stock into which the balance of this note will convert shall be determined by dividing the unpaid balance of the note by eighty percent (80%) of the Market Price of the Common Stock of the Company. The Market Price of the Common Stock of the Company shall equal the average of the last quoted closing bid price as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) for the thirty (30 day) period ending ten
(10) days prior to the Conversion Date. No fractional shares shall be issued upon the conversion. The number of shares of Common Stock to be issued shall be rounded to the nearest whole share.
There  shall  be  no  prepayment  penalty.

This  Note  is  subject  to  the  following  additional  provisions:

     1. All payments on account of the principal of this Note and all other amounts payable under this Note (whether made by the Company or any other person) to or for the account of the Holder hereunder shall be made free and clear of and without reduction by reason of any present and future income, stamp, registration and other taxes, levies, duties, cost, and charges whatsoever imposed, assessed, levied or collected by the United States or any political subdivision or taxing authority thereof or therein, together with interest thereon and penalties with respect thereto, if any, on or in respect of this Note (such taxes, levies, duties, costs and charges being herein collectively called "US Taxes").

     2. No provision of this Note shall alter or impair the obligation of the Company, which is absolute and unconditional, to the payment of the principal of this Note at the time, place and rate, and in the coin or currency herein prescribed. This Note is a direct obligations of the Company. In the event of any liquidation, reorganization, winding up or dissolution, repayment of this Note shall not be subordinate in any respect to any other indebtedness of the Company outstanding as of the date of this Note or hereafter incurred by the Company.

     Such non-subordination shall extend, without limiting the generality of the foregoing, to all indebtedness of the Company to banks, financial institutions, other secured lenders, equipment lessors and equipment finance companies, but shall exclude trade debts; and any warrants, options or other securities convertible into stock of the Company shall rank pari passu with the Note in all respects, so long as issued prior to the date hereof.

     3. The Company hereby expressly waives demand and presentment for payment, notice of nonpayment, protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

     4. If one or more of the "Events of Default" as described in Paragraph 5 shall occur, the Company agrees to pay all costs and expenses, including reasonable attorney's fees, which may be incurred by the Holder in collecting any amount due under, or enforcing any terms of, this Note.

5. If more than one of the following described "Events of Default" shall occur:

(a)  The  Company  shall default in the timely payment of principal or interest;
     or

(b) Any of the representations or warranties made b the Company herein, or in any certificate or financial or other document heretofore or hereafter furnished by or on behalf of the Company in connection with the execution and delivery of this Note, shall be false or misleading in any material respect at the time made; or

(c) The Company shall fail to perform or observe any other covenant, provision, condition, agreement or obligation of the Company under this Note and such failure shall continue uncured for a period of thirty (30) days after notice from the Holder of such failure; or

(d) The Company shall (1) become insolvent; (2) admit in writing its inability to pay its debts as they mature; (3) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (4) apply for or consent to the appointment of a trustee, liquidator or receiver for it or for a substantial part of its property or business; or

(e) A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within thirty (30) days after such appointment, or

(f) Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within thirty (30) days thereafter; or

(g) Any money judgment, writ or warrant of attachment, lien or similar process in excess of Twenty-Five Thousand Dollars ($25,000) in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unsatisfied, unabated, unbounded or unstayed for a period of thirty (30) days (unless such order provided for delayed payment) or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

(h) Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceeding for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and if instituted against the Company, shall not be dismissed, stayed or bonded within sixty
     (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding;

     Then, or at any time thereafter, and in each and in every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default), the Holder may consider this Note immediately due or payable, without presentment, demand, protest or notice of any kind, all of which are expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately demand without expiration of any period of grace, enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law. In such event, the Holder shall have the right (but not the obligation) to demand in writing that this Note be redeemed by the Company within five (5) business days after such Default has occurred.

6. The Company covenants that until all amounts due under this Note have been paid in full, unless the Holder or subsequent Holder waives compliance in writing, the Company shall:

(a) give prompt written notice to the Holder of any Event of Default or of any other matter which has resulted in, or could reasonably be expected to result in a materially adverse change in its financial condition or operations;

(b) give prompt notice to the Holder of any claim, action or proceeding which, in the event of any unfavorable outcome, would or could reasonably be expected to have Material Adverse Effect on the financial condition of the Company; and

(c) Upon receipt by the Company of evidence from the Holder reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Note,

          (i) in the case of loss, theft or destruction, upon provision of indemnity reasonably satisfactory to it and/or its transfer agent, or

          (ii) in the case of mutilation, upon surrender and cancellation of this Note, then the Company at its expense will execute and deliver to the Holder a new Note, dated the date of the lost, stolen, destroyed or mutilated Note, and evidencing the outstanding and unpaid principal amount of the lost, stolen, destroyed or mutilated Note.

     7. In the case any provision of this Note is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that its enforceable to the maximum extent possible, and the validity and enforce ability of the remaining provisions of this Note will not in any way be affected impaired thereby.

     8. This Note shall be governed by and construed in accordance with the internal laws of the State of California.

    IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer hereunto duly authorized.

Dated:    June 30,  2002
      ---------------

SEALIFE  MARINE  PRODUCTS,  INC.

By:  /s/ Robert McCaslin
    -----------------------------
      President
By:  /s/ John Vilagi
    -----------------------------
       Secretary

Exhibit 99.1

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Robert A. McCaslin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Sealife Corporation on Form 10-QSB for the quarterly period ended February 28,2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sealife Corporation.



                                        By:/s/ Robert A. McCaslin
                                        -------------------------
                                        Name: Robert A. McCaslin
                                        Title: President
                                        April 18,2003


I, John W. Vilagi , certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Sealife Corporation on Form 10-QSB for the quarterly period ended February 28,2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sealife Corporation.



                                        By:/s/ John W. Vilagi
                                        ---------------------
                                        Name:  John W. Vilagi
                                        Title: Chief Financial Officer
April 18,2003