Form 10KSB
period 2003-05-31
SEALIFE CORP
filed 2003-09-19
CIK 749753

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB

                                   (Mark One)
                X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2003

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    --------

                        Commission File Number:   0-13895

                               SEALIFE CORPORATION
                 (Name of small business issuer in its charter)

                       Delaware                        34-1444240
             (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)           Identification No.)

                       5601 W. Slauson Avenue
                     Culver City, California               90230
              (Address of principal executive offices)   (Zip Code)

                                 (310) 338-9757
                            Issuer's telephone number

        Securities registered under Section 12(b) of the Exchange Act

                         Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {X}

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No     X

Based on the average bid and asked price of the issuer's common stock on September 1, 2003, the aggregate market value of the outstanding 4,558,806 shares of common stock held by non-affiliates was $ 1,276,465.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     On September 1, 2003, the issuer had a total of 9,558,806 shares of common stock issued and outstanding.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.   HISTORY.

     1. SeaLife Corporation
        -------------------

SeaLife Corporation (the "Company", "SeaLife", or "Registrant"), was, originally organized under the name Fraser Realty Group, Inc. ("FRG"), as a Delaware corporation. FRG was the successor to Fraser Mortgage Investments (the "Trust"), an unincorporated association operating in the form of an Ohio Business Trust under a Declaration of Trust dated May 7, 1969. In 1984 the shareholders approved a plan of reorganization pursuant to which the Company was reorganized as a Delaware Corporation. The Company's business in the mid 1980's was the making of passive investments in real estate. By fiscal 1989, the Company's cash revenues were wholly inadequate to provide working capital to fund the Company's operations. As a result, existing Management at the time ceased active operations of the Company in 1990. The Company continued to remain inactive until the end of 2002.

In 1999 the Company changed its name to Motor Sports USA, Inc.; in 2000 the Company changed its name to Vast Technology Holdings Corporation, and later the same year, to Accelerated Learning Languages, Inc. In 2001 the Company changed its name to Integrated Enterprises, Inc. In each case, although prospective business acquisitions were discussed, no new businesses were acquired and the Company remained inactive and without operations.

On December 17, 2002, the Company changed its name to SeaLife Corporation, concurrently with its acquisition, through a stock for stock exchange, of all of the stock of Sealife Corp, a preexisting Nevada corporation (hereinafter "Sealife Nevada"). Concurrent with this exchange transaction, the Company took over the business of Sealife Nevada, and once again began active operations.

     2.  Sealife  Nevada
         ---------------

Sealife Nevada was organized in April of 2002 to acquire, develop and market certain proprietary products invented by Gael Himmah. Effective June 1, 2002, Sealife Nevada acquired all of the stock of Division G, Inc., a California Corporation, and thereby, all of the rights to certain products invented by Mr. Himmah (the "Products") which were assigned to Division G on May 9, 2002.

Sealife Nevada thus owned all of the outstanding stock of Division G, Inc., immediately prior to the stock for stock exchange with the Company, and Sealife Nevada owned through Division G, owned all rights to the six products. As a result of the Exchange, the Company became the parent and sole shareholder of Sealife Nevada, and thereby the indirect owner of all rights to the products held by Division G.

     3.  The  Acquisition  of  Sealife  Nevada
         -------------------------------------

The  Company  affected  a  15  to 1 Reverse stock split on December 20, 2002, in
                                    -------
connection with the acquisition of Sealife Nevada. At the same time the Company changed its name from Integrated Enterprises, Inc. to SeaLife Corporation and changed its trading symbol to SLIF.

On December 20, 2002 the Company acquired 100% of the issued and outstanding shares of Sealife Nevada, in exchange for 2,524,200 post reverse split shares of the Company's common stock.

In addition, the former directors and officers of Integrated Enterprises, Inc. resigned and the directors and officers of SeaLife Corp. became the directors and officers of the Company. The current directors and officers of the Company are as follows: Robert A. McCaslin, President, Chief Financial Officer and Director and J.P. Heyes, Secretary and Director.

As a result of the acquisition of Sealife Nevada, the control of the Company shifted to the former shareholders of SeaLife Nevada. Robert A. McCaslin now exercises control of the Company. Mr. Robert A. McCaslin owned 4,000,000 common shares out of a total of 6,124,200 common shares outstanding at September 1, 2003, or in excess of 65% of the total outstanding shares of the Company stock.

B.  BUSINESS  OF  THE  COMPANY.

SeaLife Corporation is a development stage company, in the business of development and commercialization of unique formula products with applications in diverse industries, but with the common goal of providing ecologically sound products which solve problems in niche markets. SeaLife currently owns the proprietary technology for certain products, each of which has been developed or is under development by Gael Himmah, the Company's Chief Consulting Scientist.

These products are as follows:

     1.     SeaLife 1000(TM) Antifouling Marine Paint
            -----------------------------------------

SeaLife 1000(TM) is a solvent based, highly modified poly vinyl acrylic copolymer antifoul, anti-corrosive coating. SeaLife 1000(TM) is TBT-free, non-ablative, non-self polishing, contains no Teflon or silicone, and does not rely on any form of "fiber" technology. SeaLife 1000(TM) has been specifically engineered not to leach any biocides, pesticides or other toxins into the marine environment. Its active ingredient, Cuprous Oxide, is not used as an anti-fouling agent and remains firmly fixed in the matrix of the paint, its dispersion rate almost non-detect. SeaLife 1000(TM) is approved by The United States Environmental Protection Agency (USEPA) and meets the requirements of The International Maritime Organization (IMO).

SeaLife 1000(TM) is designed to be applied to hulls on any sized vessel, and any other surface providing antifouling, anti-corrosive protection in both fresh and salt water. SeaLife 1000(TM) may be applied to steel, aluminum, fiberglass and wood. With a product line that will include SeaLife 1000(TM), SeaLife 1000 XP(TM), SeaLife 1000 ML(TM) and SeaLife 1000 Out-Drive(TM), SeaLife Marine Products, Inc. is intended to provide its customers with TBT-free, 2003-compliant, anti-foul coatings that meet the stringent requirements of The International Maritime Organization (IMO), The United States Environmental Protection Agency (USEPA) and local EPA agencies.

     2.  ProTerra AG Soil Rescue(TM), A Soil Conditioner
         -----------------------------------------------

Currently under development for the agricultural market, this product is intended to be an environmentally safe soil conditioner, designed to improve poor soil conditions, buffer toxic salts, maintain a well-balanced soil structure, and promote vigorous plant growth. The product will be designed to work with conventional fertilizers, optimizing the fertilizer benefit.

Soil Rescue(TM) is a product designed for large scale applications to Agricultural and Park properties. ProTerra Soil Rescue(TM) has been tested on golf courses. The product's use demonstrated a 40 percent reduction in water usage combined with a 70 percent reduction of fertilizer and pesticides.


     3.     Grease Beast(TM), A Grease Treatment and Cleaner
            ------------------------------------------------

Currently under development for the food industry, including restaurants, hotels, theme parks, military bases, shopping malls, supermarkets, and schools, this is a system of products under development to address grease trap, drain line and odor problems caused by grease (responsible for 90% of all drain line and sewer problems). The product is intended to be a reliable, cost-effective and environmentally safe solution to the treatment and disposal of grease.

     4.     Formula  899(TM),  Restores  Sterile  Soils  to  Reculture Viability
            --------------------------------------------------------------------

     5.     Odor Meister(TM), Permanently Deodorizes the Most Difficult Odors by
           ---------------------------------------------------------------------
Bio-degrading the Carbon Molecules in Odor Source
 ------------------------------------------------

     6      OilEx
           -------
The Product is currently under development as a new and superior bio-remediation process to remediate soil contaminated with high concentrations of environmentally damaging hydrocarbons, including MTBE, Diesel and heavy crude commonly found beneath industrial sites such as gas stations, airports and oil fields.

     7.     Muni-Mix(TM),  A  Sewer  Cleanup  And  Detoxification  Product
            --------------------------------------------------------------

Currently under development, MUNI-MIX(TM) is intended to provide a practical and economical solution to sewer line, lift station, and waste water treatment facility problems. It bio-degrades gasses, oils and foams in sewage effluence. Used as directed the product is intended to eliminate grease problems from these facilities. Certain multiple strains of bacteria in MUNI-MIX(TM) have been cultured specifically to eat sewer grease.

     8.     Plant  Rescue(TM)
            ------------------

This is folier product applied to plants by spray. It increases plants uptake of nutrients and restores vigor to plants.

The Company has elected to initially focus on further development, testing, and marketing of its marine antifouling hull paint, marketed under the name, SeaLife 1000(TM). Because of the Company's lack of operating capital and personnel the Company has not significantly increased research efforts to date to further develop the other products. If, and when, the Company is able to obtain additional working capital, management intends to pursue development, commercialization and marketing of the other products. However the source and timing for such additional capital is uncertain and the Company may not be successful in obtaining the necessary additional capital, or obtaining such capital on favorable terms.

1.  The  Company's  SeaLife  1000(TM)  Antifouling  Marine  Paint
-----------------------------------------------------------------

(a)     The  Product

SeaLife 1000(TM) is under development to provide a unique anti-shell, anti-algae, anti-fungus, anti-rust Marine Hull coating with results superior to other anti-fouling coatings on the market.

SeaLife 1000(TM) is non-ablative, i.e. it does not rely upon its surface coat integrity wearing away by through-water friction nor does it rely on leaching of its active ingredient to perform its anti-foul characteristics. The proprietary binding agents in SeaLife 1000(TM) reduce leaching or through-water ablative action to nearly no-detect levels.

When SeaLife's organic copper complex comes in contact with water, reactive hydrolysis of its proprietary ingredients begins, which microscopically expands and smoothes the SeaLife coating over the ship's underwater hull surfaces. This results in an undersea hull surface that becomes more uniformly smooth than when it was painted.

This hydrolysis smoothing of SeaLife 1000(TM) greatly reduces the uneven surfaces such as cracks, chips, dents, ridges, hull-plate seams and rivets customarily found on ships' hulls. These uneven surfaces are where plant and shell growth first attach to underwater hulls. The SeaLife 1000(TM)-coated surfaces also become extremely slippery when immersed in water, another effect of organic copper complex reactive hydrolysis.

SeaLife has two anti-fouling coatings, one solvent-based, one water-based, and a water-based topside coating, under development, all formulated for use on ships and structures that are exposed to a marine environment. SeaLife Marine Coatings can be applied to nearly all surfaces including wood, fiberglass, steel and aluminum. It has been applied in successful tests to buoys at sea, aquafarm nets, undersea gratings, pilings, and other submerged surface requiring protection from fouling. SeaLife 1000(TM) is one of the first anti-foul coatings authorized to be labeled "environmentally compatible" by the Environmental Protection Agency.

Traditional anti-foul paint does not form this silky smooth surface. Barnacles and plants readily attach to the hulls of ships using traditional products, starting in locations of uneven surfaces and, as they find a secure host, migrating outward across the hull surfaces. Such plant and shell growths slow ships' speed, increase fuel and re-paint costs and shorten engine lives.

Traditional anti-foul paints rely upon toxic levels of active ingredients, i.e. tin, copper, arsenic, etc., leaching into the water and killing or repelling unwanted marine plant and shell growth. SeaLife 1000 relies upon technology that neither kills nor repels marine plant and shell growth.

Unwanted marine plant and shell organisms simply find the extremely smooth and slippery surfaces coated with SeaLife 1000(TM) to be an unsuitable host, so they go elsewhere.

An additional feature of SeaLife 1000(TM)'s anti-foul characteristics was derived from the understanding that sea life, both animal and plant, seek surfaces that are supportive of a biologically active environment. They naturally reject surfaces that will not support it or are less biologically hospitable. SeaLife Marine's below water coating presents biologically inhospitable host surfaces that neither repel nor harm marine life. They merely offer surfaces that are less attractive to sea life than other surfaces within their environment. The combination of an extremely smooth and slippery underwater hull prevents marine plant and shell growth from attaching to it. The smoothing and slipperiness resulting from reactive hydrolysis plus the biologically-formulated inhospitable surface is the key to SeaLife 1000(TM)'s anti-foul characteristics.

Field tests using SeaLife 1000(TM) have demonstrated that hulls and other submerged surfaces treated with SeaLife coatings provide long-term resistance to algae, fungus, shell growth and rust without harming marine life. Management believes that SeaLife's marine coating represent a significant breakthrough in environmental anti-fouling technology.

Most competitors' anti-foul marine coatings use coatings with high percentages of copper or the highly toxic TBT (Tributyl Tin). SeaLife Marine Coatings would not consider using TBT and uses only low concentrations of non-metallic copper in its formulations. SeaLife 1000(TM)'s active ingredient, cuprous oxide, is in low concentration (39%), is firmly fixed in the paint and does not emit harmful levels of leachates. Its dispersion rate is almost non-detectable, and is comparable to trace levels of copper in clean sea water or copper levels leached from the copper pipes in a home's potable water system.

(b)     Competition

The marine coatings market is highly competitive, with the world's major paint manufacturers seeking to develop environmentally compatible products in order to meet the stringent requirements mandated by The International Maritime Organization (IMO). Marine Coating Companies, such as Akzo-Nobel (owner of International Paints), Jotun, Hempel, Ameron and Chugoku are well established with extensive Research and Development facilities, and are well capitalized.

Several smaller coating-and bio-tech companies, as well as researchers at Universities around the world, are also trying to develop environmentally sound marine coatings, using a variety of methods and ingredients.

However, based on test results published by various governments and private enterprises, the alternative, environmentally friendly anti-foul coatings on the market today have been found ineffective.

The products in use currently are ablative or leaching anti-foul paints which are enviro-toxic. They are formulated to leach biocides into the water to kill marine life. They require have limited useful life. Their environmentally toxic dispersions, being harmful to the marine environment, invite public relations problems. SeaLife 1000(TM) is being developed to be harmless to marine life, to require only minimal pre-paint hull preparation, to be easy to apply, and to double the useful life of the paint and reduce Hull out of the water time.

(c)     Testing

There are in progress or completed, in excess of 60 tests involving SeaLife 1000(TM) antifoul paint, conducted around the world, including Sweden, Norway, Singapore, China, and Canada. These tests include: cruise ships, ferryboats, Navy testing, outboard motors, yachts, recreational boats and aqua farming nets. Recent articles published about SeaLife 1000(TM) in Practical Sailor, and Road and Track for boats, suggest that SeaLife 1000(TM) performs on par with the large and established antifoul paints, without harming the environment.

The Company currently has active tests going in Australia with a potential distributor, active tests going in New Zealand with a potential distributor, discussion underway for developing the parameters for a Navy Quality Product
Approval test with Battelle labs, and the Company is preparing to get an accredited lab to test its paint for TBT leaching. The Company is also in contact with Lloyd's Registry to finalize a lab test for tin-free antifoul paint approval, and is expecting to continue tests with NASSCO.

T.R. Wilbury Laboratories, Inc., an independent laboratory in the United States, conducted a study with the objective to determine the release rate of copper from SeaLife 1000(TM) antifouling paint in synthetic seawater. The data was intended for use with models that predict environmental concentration and assess environmental risk. SeaLife 1000(TM) release rate was significantly lower than any other paint tested.

(d)     Government  Regulation

Antifouling marine paints are subject to both Federal and State environmental and safety regulation in the Untied States, and similar regulation in other countries.

To date, SeaLife Anti-Foul Paints are approved by The United States Environmental Protection Agency (USEPA) (registration number 70214-1), The Florida State Department of Agriculture, and The Washington State Department of Ecology. SeaLife 1000(TM) Antifoul paint has filed for Certification with the California EPA, and based on telephone conversations with the respective agencies and e-mail correspondence management is optimistic that the Company may obtain Certification in the near future.

(e)     Product  Manufacture

The Company intends to outsource manufacturing, and expects the paint will be manufactured in a variety of colors. Our current supplier has the capacity to produce over hundred thousand gallons per month. The Company intends to maintain an inventory of the most popular colors for shipment. Management believes, but can not assure, that once the Company initiates commercial production, SeaLife can supply bottom-coating coating for prices at or below existing competitors' prices and still provide a comfortable profit margin.

SeaLife initially will outsource manufacture of its paints at independent manufacturing facilities in the Untied States. The Company's Chief Consulting Scientist will initially supervise quality control procedures that will be implemented by the outsource manufacturer.

(f)     Patents  and  Trademarks

The Company has not patented the manufacturing formula for its paints. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to difficulty of a competitor "reverse engineering" the SeaLife Marine formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, SeaLife has elected to keep the formulas for its marine paint confidential as a trade secret. As a result, no patents have been filed for the Company's marine paint products.

2.  The  Company's  ProTerra  AG(TM),  Soil  Conditioner
--------------------------------------------------------

     (a)  The  Product

Under development for the agricultural market, this product is intended to be an environmentally safe soil conditioner, designed to improve poor soil conditions, maintain a well-balanced soil structure, and promote vigorous plant growth. The product will be designed to work with conventional fertilizers, optimizing the fertilizer benefits.

ProTerra AG(TM) was originally tested on golf courses. The product's use demonstrated a measurable reduction in water usage combined with a 70 percent reduction of fertilizer and pesticides. In testing applications, ProTerra AG has enhancement crop yields between 80 and 200+ percent.

ProTerra AG(TM) is being developed to restructure damaged soil due to the overuse of fertilizers, pesticides, and poor quality irrigation water. ProTerra AG could find important markets in developing countries where very toxic pesticides are still commonly used. The Company would like to pursue large-scale test applications in Australia and Northern Ireland on sugarcane and potatoes, respectively, if capital becomes available.

     (b)     Testing

ProTerra AG(TM) is currently being tested in the UK, Spain, Santa Maria, Germany, and tests will soon start in Japan. Earlier tests were conducted in Colombia South America, Walnut Creek CA, and in Sacramento and yielded successful results.

     (c)     Manufacture

The Company intends to produce its entire product line, including ProTerra, using outside subcontractors. The Corporation will maintain strict controls on the key ingredients and the key technologies that make the products work. Management believes that production capacity can easily be increased as needed by outsourcing with additional manufacturers.

     (d)     Regulation

ProTerra AG(TM) was recently certified by the scientists of DEFRA(UK) to be safe for plants and soils in the UK. The ingredients in ProTerra are not regulated by the EPA or any other regulatory office. All ingredients are safe to use, transport and handle.

     (e)     Trademarks  and  Patents

The Company has elected not to file patents for ProTerra, as to do so would place the technology at risk of being copied. The Company has elected to keep the technology as a trade secret and maintain strict controls on the key ingredients and key processing technologies used in the manufacturing process.

3.  The  Company's  Grease  Beast(TM),  Grease  Treatment  and  Cleaner
-----------------------------------------------------------------------

     (a)     The  Product

Biodegrades  grease,  oils  and  suspended  solids  in  grease  traps

Under development for the food industry, including restaurants, hotels, theme parks, military bases, shopping malls, supermarkets, and schools, this is a system of products under development to eliminate grease trap, drain line, and odor problems caused by grease (responsible for 90% of all drain line and sewer problems). The product is intended to be a reliable, cost-effective and environmentally safe solution to the treatment and disposal of grease.

GreaseBeast(TM) is non-toxic and non-pathogenic. It is being developed to be environmentally safe, biodegradable, and will not harm people, plants, or animals. It will not corrode, deteriorate, discolor, or harm metal, wood, PVC, plastic or concrete. It will be harmless to piping and effluent systems. No safety equipment will be required or needed to handle this product.

It is a dry, highly concentrated, dehydrated bio-complex product formulated from a blend of naturally occurring microbials which degrade ("digest") grease, oil and suspended solids in grease traps. The microbial strains in this product are the most powerful grease bioremediation agents available and the product is highly effective in "problem" grease traps.

Some restaurants currently use enzyme products without bacterial fortification to solve their grease problems. Enzymes alone will not degrade grease - they only liquefy it temporarily. The grease will eventually congeal (re-solidify) down line, often causing serious drain line stoppages. Enzyme "remedies" thus provide only temporary relief and often cause drain lines and sewer lines to back up. For this reason many communities ban the use of enzyme products.

GREASEBEAST(TM) is intended to offer a solution to such problems because it biodegrades the grease into water and harmless CO2. It thus provides thorough and cost effective solutions to grease problems.

GREASEBEAST(TM) is being developed to control grease buildup in the trap, significantly reduce pumping frequency, reduce outflow grease toward recommended environmental standards (< 300 mg/l), and reduce trap odor.

     (b)     Testing

Testing has been conducted and has produced good to excellent results. There are no tests underway at this time.

     (c)     Manufacture

The Company intends to produce GREASEBEAST(TM), using outside subcontractors. The Corporation will maintain strict controls on the key ingredients and the key technologies that make the products work.

     (d)     Regulation

Under the Toxic Substances Control Act (TSCA), the USDA does not require reporting of products containing only non-pathogenic (do not cause disease) microorganisms. As this product contains only non-pathogenic organisms, it is authorized for use in Federally inspected meat & poultry plants and is EPA exempt from the TSCA.

The United States Environmental Protection Agency (EPA) regulates microorganisms through the 1985 Policy for the Regulation of Biotechnology. Since all the bacteria in this product are naturally occurring and non-engineered, it does not need to be reported to the EPA for regulatory review

     (e)     Trademarks  and  Patents

The Company has elected not to file patents for Grease Beast(TM), as to do so would place the technology at risk of being copied. The Company has elected to keep the technology as a trade secret and will maintain strict controls on the key ingredients and key processing technologies used in the manufacturing process.

4.  The  Company's  OilEx  Soil  Detoxification
-----------------------------------------------

     (a)     The  Product

The Product is under development as a new and superior bio-remediation process to remediate soil contaminated with high concentrations of environmentally damaging hydrocarbons, commonly found beneath industrial sites such as gas stations, airports and oil fields.

The bio-complex product contains active oil digesting bacteria in concentrations higher than those of other microbial products. Most bacterial oil digestants have concentrations of 4% - 6% active ingredients. This product averages 20% - 25% active concentrations. Our products thus average 400% higher concentration (bacteria count) levels. The OilEx bio-complex contains a blend of carefully selected bacteria which are then "super cultured" to enhance their remediation characteristics.

The  Company's  oil  remediation  products  are  being  developed  towork
                                            -------------------------
synergistically to "jump start" the remediation process and aggressively speed it toward complete remediation. Our biocomplex PHC bioremediation products contain enzymes together with bio-activator nutrients. After exposure to our products in tests, indigenous microbial counts (CFUs) quickly rise in geometric progressions. The Company's oil remediation technologies have demonstrated superior results when tested against other chemical or biological petroleum hydrocarbon pollution treatment products.

Our unique complex of bacteria are selected and cultured to perform equally well in fresh and salt water and on land.

     (b)     Testing

Management intends to start testing this year with a large bioremediation company. Testing is expected to last approximately 120-160 days. The product will be tested in a laboratory environment on soil core samples containing MTBE, an additive in gasoline that has proven to be a severe environmental problem. MTBE contamination in soil is typically the result of leaking gas storage tanks. The US Government and the Brownfiels Act has set aside $30 billion dollars to clean up the more than 1 million contaminated sites in the US. Management knows of no effective process for removing high concentrations of MTBE from the soil currently available on the market.

The Company will elect to produce OilEx, using outside subcontractors. The Corporation will maintain strict controls on the key ingredients and the key technologies that make the products work.

     (c)     Regulation

The bioremediation process must meet local, state and federal regulation requirements.

5.  Muni-Mix-A  Sewer  Cleanup  and  Detoxification  Product
------------------------------------------------------------

     (a)     The  Product

Degrades  grease,  oils,  suspended  solids  and  sulfurs  in  sewer  systems

The product is a dry, dehydrated product which contains a highly selective bacterial bio-complex designed to degrade grease and oils found in sewers and municipal waste water treatment facilities.

MUNI-MIX is intended to provide a practical and economical solution to sewer line, lift station, and waste water treatment facility problems. This product is being developed to eliminate grease problems from these facilities.

The product contains multiple strains of bacteria in MUNI-MIX which have been cultured specifically to eat sewer grease.

Most bacteria will not consume sewer grease. There are no naturally cultured bacterial strains which prefer to eat sewer grease. Most bacteria would rather eat carbohydrates (sugars, starches, and cellulose) first. Next they will choose protein. Finally, they will metabolize fats and greases starting with the ones which are easiest to break down. Sewer grease is at the bottom of their "preferred meal" list. That is why bio-remediation products formulated for grease traps do not successfully degrade sewer grease.

Since bacteria cultures are living organisms, they live and grow in the system and actually eat the grease. Other methods, such as solvents or enzymes temporarily break up the grease and move it from one place to another but the grease remains in the system. MUNI-MIX bacteria is being developed to convert the grease to water, thus permanently removing the grease from the system.

The product is being developed to form a biological slime on the wall and surface and live there consuming the grease with which it comes in contact.

Each  ounce  of MUNI-MIX contains over 126 billion grease eating bacteria.  Each
                                       -----------
Strain  of bacteria in our blend contains a minimum of 4.5 billion organisms per
                                                       -----------
gram.

This formula contains bacterial strains which are high amylase and high protease producing to degrade starch, protein, and cellulose. MUNI-MIX is being developed to colonize in low oxygen conditions and to quickly reduce grease, oils, hydrocarbons, detergents sulfides and cellulose.

C. LACK OF WORKING CAPITAL HAS PREVENTED THE COMPANY FROM PURSUING PRODUCT DEVELOPMENT.

The Company has acquired the proprietary worldwide rights to each of the six products listed above. However, because of a lack of capital, the Company has been unable to pursue other then marginal efforts to advance development of these products. Management has chosen to expand the bulk of the Company's financial resources on development of its marine antifouling paint product. If and when additional capital is acquired, management intends to pursue development of the other products. However, the source, timing, terms, and even the ultimate availability of such additional capital is uncertain at this time.

THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.

AVAILABLE  INFORMATION

You can find out more information about our Products at our Internet website located at www.SeaLifeMarine.com

Our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on the SEC's Internet website, as soon as reasonably practicable after we electronically file such material with the SEC.


ITEM 2.  PROPERTIES

Commencing in December of 2002, we leased Corporate office space in Culver City, California at 5601 W. Slauson Avenue, Culver City, California 90230. These facilities consist of 700 square feet, at a monthly rental of $300 per month plus common area expenses. The lease is oral, and the term is month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

The  Company  is  not  currently  involved  in  any  legal  proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     NET TANGIBLE BOOK VALUE PER SHARE

As of May 31, 2003, the net tangible book value of our common stock was $6,558.00 or $0.0062 share of common stock, based upon 9,558,806 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

     MARKET PRICE OF THE COMMON STOCK

As of the date of this report, our common stock is traded in the over-the-counter Bulletin Board market under the symbol SLIF, and has traded publicly on the Bulletin Board since Jan 2, 2003.

The following table presents the range of the high and low net sale prices and estimated average daily volume information for our common stock for the periods indicated, which information was provided by the NASDAQ Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                    Estimated
                                  Average Daily
                                              High   Low   Volume(Shares)
                                              ----   ---   --------------

       Fourth Quarter of Fiscal Year          1.24   .15   2770700
          Ending 5/31/03
       Third Quarter of Fiscal Year           4.60   .51   1567700
          Ending 2/28/03
       Second Quarter of Fiscal Year           .30   .30   N/A
          Ending 11/31/02
       First Quarter of Fiscal Year          N/A*   N/A*   N/A*
          Ending 8/31/02

*No trading occurred.

Records of our stock transfer agent indicate that as of September 1, 2003, there were 9,558,806 record holders of our common stock.

     DIVIDEND  POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.


     RECENT SALES OF UNREGISTERED SECURITIES

During the past three fiscal years, the Company has sold the following securities privately, without registering the securities under the Securities Act of 1933.



Date  Title &           Principal       Nature &       Underwriting     Exemption
      Amount of       Underwriters     Amount of        Discounts &    Relied Upon
      Securities                      Consideration     Commissions
12/
20/
02    5,174,200            N/A         Exchange for         N/A             4(2)
      Common                           100% of
      Shares                           Sealife Nevada
                                       Capital Stock

12/
24/
02    2,500,000            N/A         Services             N/A             4(2)

1/2/  1,000,000            N/A         Exchange for         N/A             4(2)
03                                     Debt

12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Year  Ended  May  31,  2003  versus  Year  Ended  May  31,  2002

Results  of  Operations

The Company incurred a net loss of $579,059 for the eleven months ended May 31, 2003 as compared to a net loss of $14,726 for the year ended June 30, 2002.
This loss represents a loss from operations of $579,059 and $14,726 for the periods ended May 31, 2003 and 2002, respectively.

The  Company  had  no  revenues  for  the  years  ended  May  31, 2003 and 2002.

Total operating expenses consist of general administrative, sales and marketing expenses. For the eleven months ended May 31, 2003, total operating expenses were $538,036. For the year ended June 30, 2002, total operating expenses were $14,726. This represents a 3653% decrease over the same period in the prior year.

Liquidity and Capital Resources

As of May 31, 2003, the Company had cash and cash equivalents of $558 as compared to cash and cash equivalents of $18,468 as of June 30, 2002. At May 31, 2003 the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($69,055) as compared to a working capital excess (total current liabilities in excess of current assets) of ($18,024) as of May 31, 2002. Net cash used in operating activities was $260,808 for eleven months ended May 31, 2003 and $13,032 for the year ended May 31, 2002. Net cash from financing activities was $242,893 for eleven months ended May 31, 2003, as compared to $1,366,809 for the year ended May 31, 2002. The principal use of cash for the year ended May 31, 2003 was to fund the net loss from operations for the period. The Company raised a total of $242,893 as follows: the issuance of common stock, net of stock issuance costs $179,200, and a $63,693 loan from private lenders during the eleven months ended May 31, 2003. This was used to fund the net loss from operations.

Going  Concern

Our independent auditor, , has expressed substantial doubt as to the Company's ability to continue as a going concern, in its report for the year ended May 31, 2003 based on significant operating losses that the Company incurred and the fact that the Company is currently illiquid.

The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or convertible debentures, management also hopes to begin to generate commercial orders for its SeaLife 1000 marine paint product, in order to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fully fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown activities.

Impairment  of  Goodwill

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of May 31, 2003. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment changes. The Company began amortizing it's technologies in the 4th quarter. The technologies are being amortized of 15 years. This is Managements best estimate of the technologies life at this time.

Contractual  Obligations  in  Default

The Company is currently experiencing difficulties in meeting its contractual obligations to its Chief Consulting Scientist, Gael Himmah. Management has initiated negotiations with Mr. Himmah o extend the due date on all contractual payments due to him.

Critical  Accounting  Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

See  Footnote  1  of  the  Financial  Statements.

Recent  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group or other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company adopted SFAS No. 142 on October 2001.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long- lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long- lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated
Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale- leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  financial  statements required to this item are presented beginning on page
     .
----

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

Officers and directors are elected annually.

The Directors and Executive Officers of SeaLife Corporation as of September 1, 2003, and their ages and positions are set forth below:

        Name            Age                  Title
     ---------          ---          --------------------

     Robert McCaslin    50          President, Director, Chief
                                    Financial officer

     J.P. Heyes         70          Director, Secretary

     Gael C. Himmah     70          Chief Consulting Scientist

ROBERT MCCASLIN-PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR

Mr. McCaslin is an entrepreneur inventor with over 20 years experience in a wide range of new product development and marketing. McCaslin has been issued 25 patents and was recipient of "Product of the Year Award" in three categories. His first patent and product was a toy known as "George." Business Week magazine referred to George "as the toy that changed the toy business". During the next 20 years he developed over 50 products including Toys, Computer peripherals, Video games and Consumer Electronic Products." His greatest strengths are finding simple solutions to complex problems and getting the best out of people. Mr. McCaslin developed the first voice-controlled toy, the first voice dialed telephone, the first cartridge programmable, animated battery powered arcade game, the first cache memory based computer accelerator, technology used in nearly all current computers (licensed to Apple Computer) and one of the first OCR for microcomputers.

J.P.  HEYES-SECRETARY,  DIRECTOR

Ms. Heyes has been Mr. McCaslin's business partner for more than twenty years. Prior to that Ms. Heyes worked in the entertainment industry involved primarily in personal management and contract negotiations. Heyes was responsible for all licensing agreements for McCaslin's inventions. As the company grew she managed twenty computer programmers in the development of games for both the home entertainment and commercial coin operated arcade platforms. When the partnership received a contract to develop and manufacture computer peripherals, Heyes was responsible for contract negotiations as well as implementing and supervising production and distribution of the product. Initially manufactured domestically, Heyes arranged the products to be produced offshore, including China. Heyes brings invaluable experience in logistical planning, licensing and public relations to the management team.


GAEL  C.  HIMMAH-CHIEF  CONSULTING  SCIENTIST

Dr. Himmah founded Ecosys, Inc. in 1984. Ecosys, Inc. is a worldwide environmental technologies resource company. Ecosys formulates and markets highly innovative bio-tech products that provide environmentally compatible pollution solutions, biodegrading ("cleaning") contaminants such as gasoline, oil, diesel, toxic wastes, animal wastes, municipal wastewater, pesticides, chemicals, etc. Ecosys also markets innovative agricultural products formulated to increase crop production while requiring significantly less water, fertilizers and pesticides. Ecosys products clean toxic chemicals from soils, oceans, rivers and lakes. Ecosys markets products extensively throughout the United States, Europe & Asia utilizing local distributors and service companies. Ecosys conducts ongoing research and development into environmentally enhancing bio-remediation products. Ecosys products are federally and internationally registered and meet the guidelines of the EPA and the USDA. Dr. Himmah received a B.S. in Bioscience from the University of California Berkley and an honorary Ph.D. in Bioscience from upper Iowa University in Fayette, Iowa.

ITEM  10.  EXECUTIVE  COMPENSATION

Director  Compensation

Our Directors do not receive any compensation for their services as Directors. No compensation was paid or accrued during the last three indicated fiscal years by SeaLife Corporation to any director.

Consulting  Agreements  &  Contracts

A.  Himmah  Consulting  Agreement
    -----------------------------

The Company entered into a Consulting Agreement with Gael Himmah, its Chief Consulting Scientist, doing business as Aspen Laboratories, Ecosys International and Sealife Marine Coatings, on January 1, 2003. The Consulting Contract provides as follows:

-Mr. Himmah is to provide specified consulting services to the Company, associated with development, testing, and marketing of the Company's products.

-The Company is to pay Mr. Himmah $10,000 per month for these consulting services.

-The Agreement continues through January 1, 2008, unless earlier terminated, under the terms of the Agreement.

As of September 1, 2003, the Company was $46,000 in arrears in payments owed to Mr. Himmah under the Consulting Agreement, and an additional $120,000 is claimed by Mr. Himmah as due and owing for services rendered prior to 2003. (See Subsequent Events)

B.  Himmah  Note
    ------------

Subsequent to the acquisition by Sealife Nevada through Division G, Inc., of the rights to the Products, Sealife Nevada, as additional consideration for the assignment and for consulting services rendered, delivered an unsecured corporate promissory note to Mr. Himmah, in the principle amount of $1,220,309.

In connection with the execution by Mr. Himmah of the above referenced Consulting Agreement, and as additional consideration between the parties, on January 2, 2003, a total of $1,000,000 principle amount of said note was converted by Mr. Himmah into 1,000,000 shares of the Company's Common Stock. The balance of the note was assumed by SeaLife Corporation, the parent Company.

As of September 1, 2003, the remaining principle amount of said note, in the sum of $220,209, plus accrued interest thereon from June 30, 2002, at the rate of 7% per annum, was unpaid and outstanding.

C.  Stock  Option  Plan
    -------------------

On December 27, 2002, the Board of Directors of SeaLife Corporation adopted the SeaLife Corporation 2002 Non Qualified Stock Option Plan (the "Plan"). This Plan provides for the grant of Non-Qualified Stock Options and/or awards of stock, and/or Stock Rights to employees, officers, directors, advisors and consultants selected by the Board of Directors of the Company. 4,000,000 shares have been reserved for issuance under the Plan. As of May 31, 2003, 1,800,000 shares of common stock had been awarded under the Plan as follows:

     Name             Position          Number  of  Shares  Awarded
     ----             --------          ---------------------------


     Gael  Himmah     Chief  Consulting     100,000  shares
                      Scientist

     B  Stewart       Consultant            200,000  shares

     Bob  Cashman     Consultant            500,000  shares

     Roland  Thomas   Consultant            1,000,000  shares

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of May 31, 2003 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and(iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

     Name                            Shares
     ----                            ------

     Robert  McCaslin               3,000,000

     J.P.  Heyes                    1,000,000

     Gael  Himmah                   1,000,000

     All  Directors  and
     Officers  as  a  Group         5,000,000


The  address  for  Mr.  McCaslin,  J.P.  Heyes  and  Mr.  Himmah  is c/o SeaLife
Corporation,  5601  W.  Slauson  Avenue,  Culver  City,  CA  90230.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


1. On December 24, 2002, the Company issued a total of 1,500,000 Common shares, equally to Messrs Harrison Beal, Richard Johnson and Robert L. Cashman, in consideration for professional services rendered, associated with the Company's acquisition in a stock for stock exchange of all of the outstanding shares of Sealife Corp, a Nevada corporation.

2. On the same date, the Company authorized the issuance of 500,000 Common shares to Roland Thomas, 300,000 Common shares to Douglas A. Glaser and 200,000 Common shares to Glenn Glashagel, in consideration for professional services rendered, associated with the Company's acquisition of Sealife Corp, a Nevada corporation.

3. On December 20, 2002, the Company authorized and issued a total of 5,174,200 shares of its common stock to the principle shareholders of Sealife Corp of Nevada, in exchange for the acquisition from said shareholders of 100% of the outstanding Capital Stock of Sealife Corp of Nevada.

4. On December 27, 2002, the Company adopted a Non Qualified Stock Option Plan, which provides for a Plan for the issuance of options, stock, and/or stock rights, to key employees, officers, directors and consultants from time to time for services rendered. 4,000,000 shares of Common Stock have been set aside for issuance under the Plan. The Company filed an S-8 Registration Statement providing for the registration of shares issued under the Plan under the Securities Act of 1933, on December 31, 2002.

On December 27, 2002, the Company issued 1,000,000 shares of the Company's common stock under the Plan to Roland M. Thomas, as payment for consulting services rendered in connection with the acquisition of Sealife Corp of Nevada.

On April 23, 2003, the Company issued 200,000 shares of commons tock under the Plan, to Brad Stewart, for consulting services rendered.

On  May    ,  2003,  the  Company  issued  100,000 shares under the Plan to Gael
       ----
Himmah,  the  Company's  Chief  Consulting  Scientist.

5. On April 24, 2003, the Company, acting under its new management, endeavored to cancel 2,250,000 shares which had been earlier issued (as referenced above) to the following persons for services purported to have been rendered, on the basis that in management's view no services, or services of insufficient value had been rendered, and that there had therefore been no consideration for the issuance of said shares.

     Date             Cert#     Shares          Registered  in  name  of
     ----             -----     ------          ------------------------

     4-21-03          20044     1,000,000        Gael  Himmah

     4-21-03          21051     250,000          Dean  Levin

     4-21-03          21052     500,000          Harrison  Beal

     4-21-03          21053     500,000          Richard  Johnson

The Company was unsuccessful in canceling 1,000,000 shares, which had already been transferred into the public market, but successfully placed stop transfer instructions on 940,000 shares, with respect to which the Company disputes valid issuance. These disputed shares remain included in the number of shares outstanding as reported herein, pending a settlement or litigation with the holders of these shares.

Subsequent  Events
------------------

1. At the time of the acquisition of SeaLife Corp. a Nevada corporation, wherein the control of the Company was shifted to the former shareholders of SeaLife Corp, (hereinafter "SeaLife Nevada") including Robert A. McCaslin, it was represented by the former management that no shares of Preferred Stock of the Company were issued and outstanding.

In the middle of July, 2003, the new management team for the Company, led by Robert A. McCaslin, was advised that two individuals, Andrew Yurcho and Harrison Beal, representing themselves and a group of affiliated Companies, contended that they owned 2,000,000 shares of outstanding Convertible Preferred Stock of the Company which had been duly and validly issued to them, and further that said 2,000,000 shares of Convertible Preferred Stock were convertible at their option, on a 10 for 1 basis, into 20,000,000 Common Shares of the Company. Conversion of such a large number of preferred shares into common shares would have resulted in transfer of more then a 76% ownership interest in the Company to Messrs Yurcho and Beal and their affiliates.

The original shareholders of SeaLife Nevada, the "acquired" operating Company, immediately disputed the validity of the 2,000,000 Convertible Preferred Shares purported to be held by Messrs Yurcho et al, and threatened to rescind their sale of SeaLife Nevada to the Company, based upon failure of consideration.

After extensive settlement discussions, the Company, Messrs Yurcho, et al, and the original Shareholders of SeaLife Nevada, entered into a settlement Agreement, effective June 24, 2003, which provided among other provisions, for the following:

     1. 1,840,000 shares of the disputed Convertible Preferred Stock was returned by Yurcho, et al, to the Company's treasury and was cancelled.

     2. The remaining 160,000 shares of disputed convertible Preferred Stock was concurrently converted into 1,600,000 shares of new Common stock of the Company, and the original SeaLife Nevada shareholders agreed not to contest the validity of these shares.

     3. Out of the 1,600,000 shares of new common stock resulting from the Conversion of the Convertible Preferred, 300,000 shares were transferred to the original Shareholders of SeaLife, Nevada, pro rata based upon their ownership of shares of SeaLife, Nevada immediately prior to its acquisition by the Company.

     4. The Original shareholders of SeaLife Nevada concurrently executed a release, releasing the Yurcho, et al group from claims the Original shareholders of SeaLife Nevada might have had against the Yurcho et al group and against the Company.

     5. The remaining 1,300,000 shares of new common stock resulting from the conversion of the Convertible Preferred Stock were retained by the Yurcho et al group. 600,000 of these new common shares were restricted pursuant to a contractual lockup agreement, permitting release of shares under the Lockup Agreement, in an amount equal to 1% of the Company's outstanding Common Stock, every 90 days.

2. On September 18, 2003, SeaLife and Gael Himmah entered into an Agreement to settle the various sums owed to Mr. Himmah, to secure his consulting services going forward through December 31, 2003, and to acquire four additional products under development by Mr. Himmah.

Pursuant to the terms of this Agreement, the Company agreed to complete a previously authorized grant to Mr. Himmah of 100,000 shares of the Company's common stock, under its 2002 Non Qualified Stock Option Plan, and to grant Mr. Himmah an additional 300,000 shares under that Plan. In consideration for these grants, Mr. Himmah agreed to provide consulting services, representing on average 40% of his time to the Company, through December 31, 2003; he further agreed to cancel as "paid in full" the $46,000 owed by the Company to Himmah for 2003 consulting services rendered through September 31, and to cancel all claims for $120,000 in compensation for all consulting services rendered prior to January 1, 2003. As further consideration, Mr. Himmah assign to the Company all proprietary rights to the following four additional products Mr. Himmah has under current development.

Formula 311-farm clean-A product under development to cleanup farm soils that have toxic problems.

Formula 812-bio remediation-A product under development to rejuvenate chemically contaminated soils.

Formula 862-farm booster-A product under development to remediate and deodordize dairy and feed lot waste.

Formula 309-oil ex-A product under development to clean up oil and toxic spills.



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


A.     Exhibits

3.02     Restated  Certificate  of  Incorporation  of  December  17,  2002
3.1      Certificate of  Incorporation of July 9, 1984 and Amendments thereafter
3.1      Bylaws3.2
10.12    Consulting  Agreement  with  Gael  Himmah
99.01    Certification  of  CEO  and  CFO


DOCUMENTS  INCORPORATED  BY  REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at
Judiciary Plaza, 450 Fifth Street, NW, Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.
                                                             ------------------
The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

Certain documents listed above as exhibits to this Report on Form 10-KSB, may be incorporated by reference from other documents previously filed by the Company with the Commission.

B.     Reports  on  8-K

No reports on Form 8K were filed during the last quarter of the period covered by this Form 10KSB Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SEALIFE  CORPORATION


Date:  September  19,  2003          By:  /s/  Robert  A.  McCaslin
                                     ----------------------------------------
                                     Robert  A.  McCaslin
                                     Chief  Executive  Officer  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                          Capacity  in  Which  Signed:

By:  /s/  Robert  A.  McCaslin      Chief  Executive  Officer,  Chief
     -------------------            Financial  Officer  and  Director
     Robert  A.  McCaslin


Date:  September  19  2003

Financial Statements



TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
Fairlawn, OH 44333 (330) 864-2265


SeaLife  Corporation  and  Subsidiaries
(A  Dormant  State  Company)


I have audited the Consolidated Balance Sheet of SeaLife Corporation and subsidiaries (a dormant state company), as of May 31, 2003 and the related Consolidated Statement of Income, Consolidated Changes in Stockholders' Equity, and Consolidated Statement of Cash Flows for the eleven months then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The Company has not generated significant revenues or profits to date. This factor amount others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audits, the financial statements referenced above present fairly, in all material respects, the financial position of SeaLife Corporation and subsidiaries (a dormant state company) as of May 31, 2003, and the results of their operations and their cash flows for the four months then ended, in conformity with generally accepted accounting principles accepted in the United States of America.



/s/ Terance L. Kelley
-----------------------
Terance  L.  Kelley
September  17,  2003
Fairlawn,  Ohio


SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2003 and June 30, 2002


                                                     May 31,     June 30,
                                                      2003         2002
                                                   -----------  -----------
                               ASSETS
Current Assets
  Cash                                             $      558   $   18,468
  Inventory                                             6,000            -
                                                   -----------  -----------

       Total Current Assets                             6,558       18,468

Other Assets
  Technology                                        1,335,309    1,335,309
  Less: accumulated amortization                      (81,602)           -
                                                   -----------  -----------
                                                    1,253,707    1,335,309
                                                   -----------  -----------

       Total Assets                                $1,260,265   $1,353,777
                                                   ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $  121,300   $      444
  Accounts payable - shareholders                      63,693            -
  Current portion of long-term debt                     1,920            -
                                                   -----------  -----------

       Total Current Liabilities                      186,913          444

Long-Term Debt
  Notes payable                                       281,414    1,220,309

Stockholders' Equity
  Common stock                                            956       23,315
  Additional paid in capital                        1,493,067      124,435
  Retained deficit                                   (702,085)     (14,726)
                                                   -----------  -----------
                                                      791,938      133,024
                                                   -----------  -----------

       Total Liabilities and Stockholders' Equity  $1,260,265   $1,353,777
                                                   ===========  ===========

See accompanying notes and accountant's report.


SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Eleven Months Ended May 31, 2003, the Period Ended June 30, 2003, and For the period From April 4, 2002 (Date of Inception) Through May 31, 2003 (Since
Inception)


                                                  May 31,     June 30,      Since
                                                    2003        2002      Inception
                                                 ----------  ----------  -----------
Sales                                            $  38,402   $       -   $   38,402

Cost of sales                                       76,424           -       76,424
                                                 ----------  ----------  -----------

  Gross Profit                                     (38,022)          -      (38,022)

Sales and marketing                                 58,618           -       58,618
General and administrative                         590,718      14,726      605,444
                                                 ----------  ----------  -----------
                                                   649,336      14,726      664,062
                                                 ----------  ----------  -----------

Net Loss                                         $(687,359)  $ (14,726)  $ (702,085)
                                                 ==========  ==========  ===========

See accompanying notes and accountant's report.


 SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
For the Period from April 4, 2002 (Date of Inception) to May 31, 2003


                                                                                                              ADDITIONAL
                                                PREFERRED STOCK              COMMON STOCK         PAID IN      RETAINED
                                            SHARES           AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT     TOTAL
                                       ----------------  --------------  ---------  ----------  ------------    -------     -----
Balance at Inception                                 -   $           -           -  $       -   $         -      $   -     $    -

  Stock for services                                 -               -     125,000      1,250             -          -       1,250
  Contributed capital                                -               -   2,125,000     21,250        43,750          -      65,000
  Sale of stock $1.00/ share                         -               -      81,500        815        80,685          -      81,500
  Net loss for the period                            -               -           -          -             -     (14,726)   (14,726)
                                       ----------------  --------------  ---------  ----------  ------------    ---------  --------

Balance at June 30, 2003                             -               -   2,331,500     23,315       124,435     (14,726)   133,024

  Stock for services                                 -               -       6,500          7         6,493          -       6,500
  Sale of stock $1.00/ share                         -               -     179,200        179       179,021          -     179,200

  Sealife merger/par value
      change                                 2,000,000             200   4,109,646    (22,838)   17,089,260  (17,066,617)        5
  Recapitalization                                                                              (17,066,617)  17,066,617        -
  Cancel of preferred                       (1,840,000)           (184)          -          -           184           -         -
  Conversion of preferred                     (160,000)            (16)  1,600,000        160          (144)          -         -

  Stock for debt                                     -               -   1,000,000        100       999,900           -  1,000,000
  Stock for services                                 -               -     331,960         33       160,535           -    160,568
  Net loss for the period                            -               -           -          -             -     (687,359) (687,359)
                                       ----------------  --------------  ---------  ----------  ------------   ----------  --------

Balance May 31, 2003                                 -   $           -   9,558,806  $     956   $ 1,493,067   $ (702,085) $791,938
                                       ================  ==============  =========  ==========  ============  ==========  =========

See accompanying notes and accountant's report.



 SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Eleven Months Ended May 31, 2003, the Period Ended June 30, 2003, and For the
     Period From April 4, 2002 (Date of Inception) Through May 31, 2003 (Since Inception)


                                                  May 31,      June 30,       Since
                                                   2,003        2,002       Inception
                                                 ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(687,359)  $   (14,726)  $  (702,085)
  Adjustments to reconcile net loss to net
    cash provided used in operating activities
       Amortization                                 81,602             -        81,602
       Stock for services expenses                 167,068         1,250       168,318
    Changes in Current Assets and liabilities:
       (Increase) in Inventories                    (6,000)            -        (6,000)
       Increase in Accounts payables               120,856           444       121,300
       Increase in Accrued interest                 63,025             -        63,025
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            OPERATING ACTIVITIES                  (260,808)      (13,032)     (273,840)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Technologies                               -    (1,335,309)   (1,335,309)
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            INVESTING ACTIVITIES                         -    (1,335,309)   (1,335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common stock                             179,200       146,500       325,700
  Increase in Long-term debt                             -     1,220,309     1,220,309
  Increase in Accounts payable shareholders         63,693             -        63,693
                                                 ----------  ------------  ------------

       NET CASH PROVIDED BY
            FINANCING ACTIVITIES                   242,893     1,366,809     1,609,702
                                                 ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                    (17,915)       18,468           553
CASH AT BEGINNING OF PERIOD                         18,468             -             -
CASH OBTAINED IN MERGER                                  5             -             5
                                                 ----------  ------------  ------------
CASH AT END OF PERIOD                            $     558   $    18,468   $       558
                                                 ==========  ============  ============

See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------

HISTORY:
--------

The Company, a Nevada corporation, was incorporated on January 21, 2002. The Company is located in Culver City, California. On February 4, 2002 the Company formed a wholly owned subsidiary, SeaLife Marine Product, Inc., a California corporation. The subsidiary was formed to concentrate on the Marine Product applications of the Technologies owned.

On June 30, 2002 the Company entered into an with the three shareholders' of DivisionG, Inc. to exchange acquire 11% of the stock of DivisionG, Inc. for 2,100,000 million shares of the Company's common stock. The agreement was to be effective July 1, 2002. At the time of acquisition DivisionG, Inc. assets consisted of ownership of all rights in perpetuity to ProTerra A6, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Mini-Mix a sewer clean-up and detoxification product. All productions were in the early stages of development. DivisionG, Inc. had no liabilities at the time of acquisition and remains dormant to this day.

On July 31, 2002 the Company formed a wholly owned subsidiary, Proterra Technologies, Inc., a California corporation. The subsidiary was formed to concentrate on the agricultural product applications.

On December 20, 2002, the Company was acquired by SeaLife Corporation, a Delaware corporation and formerly Integrated Enterprises, Inc., a public, reporting corporation. SeaLife Corporation, Delaware was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. At the same time as the merger SeaLife Corporation, Delaware affected a 15 to 1 reverse stock split.

A  history  of  Sealife  Corporation,  Delaware  is  as  follows:

Sealife Corporation, formerly Integrated Enterprises, Inc., formerly Vast Technologies Holding Company, Inc., formerly Fraser Realty Group, Inc., is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
------------------------------------------------------------------


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

On August 4, 1998, the Chairman of the Board and President and with first receiving the consent, approval and authorization of FRG's Board of Directors, filed with the Secretary of State of Delaware for renewal, revival and restoration of the Company's Certificate of Incorporation.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
------------------------------------------------------------------

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

On December 20, 2002 the Company merged into SeaLife Corporation thereby joining this reporting entity.

The Company is in the marine paint and agricultural product businesses. Its first marketed product is under the brand name of SeaLife 1000TM. The product is competitive, as it protects hulls of ships longer, requires no primer and is environmentally friendly. The other Technologies owned by the Company are in the early stages of development.

BASIS  OF  CONSOLIDATION:
-------------------------

The accompanying consolidated financial statements include the accounts of SeaLife Corporation a Delaware corporation and the parent, SeaLife Corporation a Nevada corporation the parent's subsidiary, and SeaLife Marine Products, Inc., Proterra Technologies, Inc. and DivisionG, Inc. the Nevada corporation's three subsidiaries. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
-----------------------------

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
------------------------------------------------------------------

Cash  paid  during  the  period  for:
                    Ended:
                    May  31,2003          June  30,  2002          Inception
                    ------------          ---------------          ---------
     Interest            $0                    $0                     $0
     Income  taxes       $0                    $0                     $0

INCOME  TAXES:
--------------

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at May 31, 2003 is approximately $700,000.

AMORTIZATION:
-------------

The Company provides for amortization of the Technologies purchased, utilizing the straight-line method to apportion costs over a 15 year estimated life.

USE  OF  ESTIMATES:
-------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DEVELOPMENT  STAGE:
-------------------

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE  2  -  TECHNOLOGIES
------------------------

The Company entered into an asset purchase agreement to acquire certain technologies from a third party developer on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

     1- Parents, patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.
     2- All rights in perpetuity, including but not limited to SeaLife 1000, SeaLife 2000, and SeaLife 3000 present and future marine coating and all modifications, variations, enhancements and improvements thereon.
     3-   Full  power  to  enforce  its  ownership  interests.

SeaLife 1000 is a solvent based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive results.

SeaLife  2000  is  a water based, anti-fouling coating for submerged marine use.
This  product  is  in  the  early  stages  of  development.

SeaLife 3000 is a water based coating with an advanced anti-rust additives for the above water application. This product is in the early stages of development.

Technologies are being amortized on the straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of product life at this stage. It is management's intention to re-examine the estimated life yearly.

Amortization  expense  for  the  periods  is  as  follows:
                    Ended:
                    May  31,2003          June  30,  2002          Inception
                    ------------          ---------------          ---------
     Amortization      $81,602                   $0                 $81,602

Future amortization expense for the next five years is as follows:

2004      $89,021
2005       89,021
2006       89,021
2007       89,021
2008       89,021

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE 3 - NOTES PAYABLE
----------------------

In connection with the Technologies purchased on June 30, 2003 the Company entered into a ten-year note for $1,220,309. The note is to be paid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment shall be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at May 31, 2003 including accrued interest was $283,334.

At May 31, 2003 there was $1,920 past due on the note. The note has certain default provisions and stated period of times to correct the default. Presently the Company has note been formally notified of any default on the note by the note holder.

Because of the repayment schedule and an inability to accurately forecast future sales maturities on long-term debt annually can not be computed.

NOTE  4  -  COMMON  STOCK
-------------------------

The Company had 50,000,000 shares of Common Stock authorized and 9,558,806 shares outstanding at May 31, 2003. The number of shares outstanding at May 31, 2003 has been adjusted as if the Preferred Stock settlement (see Note 5) had taken place on the date of merger with the public shell. Par value per share at May 31, 2003 is $0.0001.

The Company had 50,000,000 shares of Common Stock authorized and 2,331,500 shares outstanding at June 30, 2002. Par value per share at June 30, 2003 was $0.01.

NOTE  5-  PREFERRED  STOCK
--------------------------

The public shell had outstanding 2,000,000 shares of convertible preferred stock outstanding at the date of merger. These had conversion rights of 10 shares of common for each share of preferred. In an agreement signed June 24, 2003 the owners of these share agreed to cancel 1,840,000. The remaining 160,000 shares were converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the shareholders of the Company on the date of the merger.

The common shares were treated as outstanding since the date of merger for all outstanding share computations herein.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003


NOTE  6  -  CONSULTING  AGREEMENT
---------------------------------

On June 30, 2002 in connection with the Technologies purchase, the Company entered into a consulting agreement with the seller of the Technologies for his advice in the use and improvement of the acquired Technologies. This agreement was revised on January 1, 2003. The consultant is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products.

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to September 1, 2007. At May 31, 2003 the Company owes the consultant $120,000 under this and other agreements. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8).

NOTE  7  -  GOING  CONCERN
--------------------------

The Company has not generated significant revenues or profits to date. This factor amount others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  8  -  RELATED  PARTIES
----------------------------

At May 31, 2003 the Company owed two major shareholders $63,693. The amounts due are non-interest bearing and have no priority in liquidation.

The Company also owed the consultant and the developer of the Technologies $120,000 on the consulting agreements, $1,920 past due on the loan agreement and $281,414, the balance of the loan.

NOTE  9  -  SUBSQUENT  EVENTS
-----------------------------

On June 24, 2003 the Company enter into a settlement agreement with the Preferred stock shareholders. The public shell had outstanding 2,000,000 shares of convertible preferred stock outstanding at the date of merger. These had conversion rights of 10 shares of common for each share of preferred. In an agreement signed June 24, 2003 the owners of these share agreed to cancel 1,840,000. The remaining 160,000 shares were

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

NOTE  9  -  SUBSQUENT  EVENTS-CONTINUED
---------------------------------------

converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the shareholders of the Company on the date of the merger. All per share computations in the enclosed have been made as if these shares were converted at the date of merger.

On August 4, 2003 the Company was advised it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date.

On September 17, 2003 the Company entered into an agreement with the consultant and the developer of the Technologies to settle old accounts payable, to pay for consulting services under the existing agreement through December 31, 2003, and to purchase four additional products and processes developed by the consultant. The purchase agreement for the new technologies requires a 3%, of net sales of the technologies, royalty to be paid to the consultant in perpetuity. In consideration for the above the consultant received 400,000 shares of the Company's common stock.