Form 10QSB
period 2003-08-31
SEALIFE CORP
filed 2003-11-07
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDING AUGUST 31, 2003

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

On August 31, 2003, the issuer had a total of 9,642,211 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.



                  SEALIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                August 31, 2003


                                                    August 31,
                                                     2003
                                                  -----------

                               ASSETS
Current Assets
  Cash                                             $   16,982
  Inventory                                             6,000
                                                   -----------
       Total Current Assets                            22,982

Other Assets
  Technology                                        1,335,309
  Less: accumulated amortization                     (103,827)
                                                   -----------
                                                    1,254,464
                                                   -----------

       Total Assets                                $1,254,464
                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $   43,917
  Accounts payable - shareholders                      72,987
  Current portion of long-term debt                     1,920
                                                   -----------

       Total Current Liabilities                      118,824

Long-Term Debt
  Notes payable                                       301,084

Stockholders' Equity
  Common stock                                            992
  Additional paid in capital                        1,651,902
  Retained deficit                                   (818,338)
                                                   -----------
                                                      834,556

     Total Liabilities and Stockholders' Equity    $1,254,464
                                                   ===========

                See accompanying notes and accountant's report.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
     For the Three Months Ended August 31, 2003, Year to DAte 2003 and For the period From April 4, 2002 (Date of Inception) Through August 31, 2003
                                 (Since Inception)

                                                 Three Months
                                                   Ending
                                                 August 31, Year to Date      Since
                                                    2003        2003        Inception
                                                 ----------  ----------  -----------
Sales                                            $   2,374   $   2,374   $   40,776

Cost of sales                                           80          80       76,504
                                                 ----------  ----------  -----------

  Gross Profit                                       2,294       2,294      (35,728)

Sales and marketing                                 11,461      11,461       70,080
General and administrative                         107,086     107,086      712,530
                                                 ----------  ----------  -----------
                                                   118,547     118,547      782,610
                                                 ----------  ----------  -----------

Net Loss                                         $(116,253)  $(116,253)  $ (818,338)
                                                 ==========  ==========  ===========

Loss per share                                   $   (0.02)  $   (0.02)
Average shares outstanding                        9,642,211   9,642,211

                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
    For the Period from April 4, 2002 (Date of Inception) to August 31, 2003


                                                                                                              ADDITIONAL
                                                PREFERRED STOCK              COMMON STOCK         PAID IN      RETAINED
                                            SHARES           AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT     TOTAL
                                       ----------------  --------------  ---------  ----------  ------------    -------     -----
Balance at Inception                                 -   $           -           -  $       -   $         -      $   -     $    -

  Stock for services                                 -               -     125,000      1,250             -          -       1,250
  Contributed capital                                -               -   2,125,000     21,250        43,750          -      65,000
  Sale of stock $1.00/ share                         -               -      81,500        815        80,685          -      81,500
  Net loss for the period                            -               -           -          -             -     (14,726)   (14,726)
                                       ----------------  --------------  ---------  ----------  ------------    ---------  --------

Balance at June 30, 2003                             -               -   2,331,500     23,315       124,435     (14,726)   133,024

  Stock for services                                 -               -       6,500          7         6,493          -       6,500
  Sale of stock $1.00/ share                         -               -     179,200        179       179,021          -     179,200

  Sealife merger/par value
      change                                 2,000,000             200   4,109,646    (22,838)   17,089,260  (17,066,617)       5
  Recapitalization                                                                              (17,066,617)  17,066,617        -
  Cancel of preferred                       (1,840,000)           (184)          -          -           184           -         -
  Conversion of preferred                     (160,000)            (16)  1,600,000        160          (144)          -         -

  Stock for debt                                     -               -   1,000,000        100       999,900           -  1,000,000
  Stock for services                                 -               -     331,960         33       160,535           -    160,568
  Net loss for the period                            -               -           -          -             -     (687,359) (687,359)
                                       ----------------  --------------  ---------  ----------  ------------   ----------  --------

Balance May 31, 2003                                 -   $           -   9,558,806  $     956   $ 1,493,067   $ (702,085) $791,938
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
Stock Sales                                          -               -     196,000         20        39,980            -    40,000
Stock for debt                                       -               -     100,000         10        99,990            -   100,000
Stock for services                                   -               -      62,904          6        18,865            -    18,871
Net loss for period                                  -               -           -          -             -     (116,253) (116,253)
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
Blance August 31, 2003                               -   $           -   9,917,710  $     992   $ 1,651,901   $ (818,338) $834,556
                                       ================  ==============  ========== =========== ============   ========== ==========



                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Three Months Ended August 31, 2003, Year to DAte 2003 and For the period From April 4, 2002 (Date of Inception) Through August 31, 2003
                               (Since Inception)


                                                 Three Months
                                                   Ending
                                                  August 31,  Year to Date      Since
                                                     2003         2003        Inception
                                                 ----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(116,253)  $  (116,253)  $  (818,338)
  Adjustments to reconcile net loss to net
    cash provided used in operating activities
       Amortization                                 22,225        22,225       103,827
       Stock for services expenses                  18,871        18,871       187,189
    Changes in Current Assets and liabilities:
       (Increase) in Inventories                         -             -        (6,000)
       Increase in Accounts payables                22,617        22,617       143,917
       Increase in Accrued interest                  5,170         5,170        68,195
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            OPERATING ACTIVITIES                   (47,370)      (47,370)     (321,210)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Technologies                               -             -    (1,335,309)
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            INVESTING ACTIVITIES                         -             -    (1,335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common stock                              40,000        40,000       365,700
  Increase in Long-term debt                        14,500        14,500     1,234,809
  Increase in Accounts payable shareholders          9,294         9,294        72,987
                                                 ----------  ------------  ------------

       NET CASH PROVIDED BY
            FINANCING ACTIVITIES                    63,794        63,794     1,673,496
                                                 ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                     16,424        16,424        16,977
CASH AT BEGINNING OF PERIOD                            558           558             -
CASH OBTAINED IN MERGER                                  -             -             5
                                                 ----------  ------------  ------------
CASH AT END OF PERIOD                            $  16,982   $    16,982   $    16,982
                                                 ==========  ============  ============

                See accompanying notes and accountant's report.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  August 31, 2003

NOTE1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------

History:

The Company, a Nevada corporation, was incorporated on January 21, 2002. The Company is located in Culver City, California. On February 4, 2002 the Company formed a wholly owned subsidiary, SeaLife Marine Product, Inc., a California corporation. The subsidiary was formed to concentrate on the Marine Product applications of the Technologies owned.

On June 30, 2002 the Company entered into an agreement with the three shareholders' of DivisionG, Inc. to exchange 100% of the stock of DivisionG, Inc. for 2,100,000 million shares of the Company's common stock. The agreement was to be effective July 1, 2002. At the time of acquisition DivisionG, Inc. assets consisted of ownership of all rights in perpetuity to ProTerra A6, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Mini-Mix a sewer clean-up and detoxification product. All productions were in the early stages of development. DivisionG, Inc. had no liabilities at the time of acquisition and remains dormant to this day.

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

A history of Sealife Corporation, Delaware is as follows:

Sealife Corporation, formerly Integrated Enterprises, Inc., formerly Vast Technologies Holding Company, Inc., formerly Fraser Realty Group, Inc., is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

1.       All of the assets of the Trust were sold to FRG;

2.       FRG assumed all of the Trust's liabilities and obligations;

3. Each issued and outstanding share of the Trust was converted into one share of FRG common stock; and

4.       The Trust was terminated.

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


NOTE 1 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Cash paid during the period for:
                               Ended:
                             August 31, 2003          Inception
                            ----------------          ----------
        Interest              $0                       $0
        Income taxes          $0                       $0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at August 31, 2003 is approximately $800,000.

Amortization:

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

NOTE 2 . TECHNOLOGIES

The Company entered into an asset purchase agreement to acquire certain technologies from a third party developer on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

1- Parents, patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.

2- All rightsin perpetuity, including but not limited to SeaLife 1000, SeaLife 2000, and SeaLife 3000 present and future marine coating and all modifications, variations, enhancements and improvements thereon.

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

Amortization expense for the periods is as follows:
                                Ended:

                           August 31, 2003           Inception
                          ----------------          ------------
     Amortization            $81,602                  $103,827

Future amortization expense for the next five years is as follows:

2004     $89,021
2005      89,021
2006      89,021
2007      89,021
2008      89,021

NOTE 3 . NOTES PAYABLE

In connection with the Technologies purchased on June 30, 2003 the Company entered into a ten-year note for $1,220,309. The note is to be paid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment shall be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at August 31, 2003 including accrued interest was $288,293.

At August 31, 2003 there remained $1,920 past due on the note. The note has certain default provisions and stated period of times to correct the default. Presently the Company has not been formally notified of any default on the note by the note holder.

On June 14, 2003 the Company borrowed $14,500 from an individual. The note is for five years, unsecured and does not call for any payments until maturity.
The interest rate for the borrowings is 7.5% per annum. The balance of the note at August 31, 2003 including accrued interest was $14,711.

Because of the repayment schedule and an inability to accurately forecast future sales maturities on long.term debt annually can not be computed.

NOTE 4. COMMON STOCK

The Company had 50,000,000 shares of Common Stock authorized and 9,917,710 shares outstanding at August 31, 2003.

NOTE 5. PREFERRED STOCK

The public shell had outstanding 2,000,000 shares of convertible preferred stock outstanding at the date of merger. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock.
The remaining 160,000 shares were converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the shareholders of the Company on the date of the merger.

NOTE 6. CONSULTING AGREEMENT

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

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to September 1, 2007. At August 31, 2003 the Company owes the
consultant $30,000 under this agreement.   During the quarter the consultant
agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8).

NOTE 7. GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. RELATED PARTIES

At May 31, 2003 the Company owed two major shareholders $72,987. The amounts due are non-interest bearing and have no priority in liquidation.

The Company also owed the consultant and the developer of the Technologies $30,000 on the consulting agreements, $1,920 past due on the loan agreement and $288,103, the balance of the loan.

NOTE 9. SUBSQUENT EVENTS

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date.

On September 17, 2003 the Company entered into an agreement with the consultant and the developer of the Technologies to settle old accounts payable, to pay for consulting services under the existing agreement through December 31, 2003, and to purchase four additional products and processes developed by the consultant. The purchase agreement for the new technologies requires a 3%, of net sales of the technologies, royalty to be paid to the consultant in perpetuity. In consideration for the above the consultant received 400,000 shares of the Company's common stock. During the quarter ending August 31, 2003 the consultant received 100,000 of the shares due.

On October 7, 2003 the Company filed Form S-8 to register 1,050,000 shares of common stock. The shares are to be issued as follows; 600,000 shares to officers of the Company, 300,000 shares to the consultant mentioned above and 150,000 shares to legal council.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company began operations on April 4, 2002 and merger with the public shell on December 20, 2002. The merger was treated as a reverse merger where the acquired company is treated as the acquiring company for accounting purposes. The public shell had no operations and all amounts herein are for SeaLife Corporation and subsidiaries from April 4, 2002 through August 31, 2003. This is the inception period Three Months Ended August 31, 2003 Versus Period Ended August 31, 2002.

Results of Operations

The Company incurred a net loss of $116,253 for the period ended August 31, 2003 as compared to a net loss of $818,338 since inception. This loss represents a loss from operations of $116,253 and $818,253 since inception. The net loss also includes interest expense totaling $ 5170 and $ 68,195 for the three months ended August 31, 2003 and 2002, respectively.

Total revenues for the period ended August 31, 2003 were $2374 as compared to $40,776 sense inception

Total operating expenses consist entirely of general and administrative expenses. For the period ended August 31, 2003, total operating expenses were $118,547 Total operating expenses since inception $782,610

Interest expense went from $68,000 since inception to $5170 for period ended August 31, 2003. This decrease was due to conversion of debt to stock.

Liquidity and Capital Resources

As of August 31 2003, the Company had cash and cash equivalents of $ 16,982 as compared to cash and cash equivalents of $16,982 since inception At August 31, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($95,842). This decrease in working capital deficiency was due to reduction of accounts payable due to converting debt to stock. Net cash used in operating activities was $47,370 for period ended August 31, 2003 and $ 321,210 since inception. Net cash from financing activities was $63,794 for period ended August 31, 2003, as compared to $1,673,496 since
inception   The Company raised a total of $40,000 from the issuance of common stock during the period ended August 31, 2003. The amounts were used to fund the net loss from operations.

Going concern issues

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

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

The Company recognizes revenues at the time products are shipped. Revenue streams will be generated from the sale of marine paint, if and when commercial orders are received and shipped.

Recent Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company adopted SFAS No. 142.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, in the form of Robert McCaslin, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, Mr. McCaslin has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of Mr. McCaslin's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults in Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6.         Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.             Reference

        3.(i)* Certificate of Incorporation of Sealife Corporation and amendments thereto.

       3.(ii)*                Bylaws

       99.01 Certification of Chief Executive Officer and Chief Financial Officer-Included

*Incorporated by reference to Registrant's Form 10KSB Registration Statement filed on September 19, 2003.





SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Culver City, State of California, on the 6th day of November 2003.

SEALIFE CORPORATION

/s/ Robert McCaslin
-----------------
By Robert McCaslin,
Chief Financial Officer

CERTIFICATION

I, Robert McCaslin, certify that

1.  I have reviewed this quarterly report on Form 10-Q of Sealife Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2003

             /s/Robert McCaslin
             -------------------
              Robert McCaslin
              Chairman, and Chief Financial Officer
             (Principle Financial Officer)