Form 10QSB
period 2003-11-30
SEALIFE CORP
filed 2004-02-10
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDING NOVEMBER 30, 2003


                              SEALIFE CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                   #0-13895        IRS#34-1444240
        ---------                 ------------     ------------
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

On November 30, 2003, the issuer had a total of 11,097,710 shares of common stock issued and outstanding.




PART I FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               November 30, 2003


                                                  November 30,
                                                     2003
                                                  -----------

                               ASSETS
Current Assets
  Cash                                             $   13,301
  Accounts receivable                                   1,205
  Inventory                                             6,000
                                                   -----------
       Total Current Assets                            20,506

Other Assets
  Technology                                        1,335,309
  Less: accumulated amortization                     (126,052)
                                                   -----------
                                                    1,209,257
                                                   -----------

       Total Assets                                $1,229,763
                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $   37,456
  Accounts payable - shareholders                      50,811
  Current portion of long-term debt                     1,920
                                                   -----------

       Total Current Liabilities                       90,187

Long-Term Debt
  Notes payable                                       306,383

Stockholders' Equity
  Common stock                                          1,110
  Additional paid in capital                        1,846,784
  Retained deficit                                 (1,014,701)
                                                   -----------
                                                      833,193

     Total Liabilities and Stockholders' Equity    $1,229,763
                                                   ===========

 See accompanying notes and accountant's report.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
     For the Three Months Ended November 30, 2003, Year to Date 2004 and For the Period From April 4, 2002 (Date of Inception) Through November 30, 2003
                                 (Since Inception)

                                                Three Months
                                                   Ending
                                                November 30, Year to Date     Since
                                                    2003        2003        Inception
                                                 ----------  ----------  -----------
Sales                                            $   1,505   $   3,879   $   42,281

Cost of sales                                       22,225      22,305       98,729
                                                 ----------  ----------  -----------

  Gross Profit                                    (20,720)    (18,426)     (56,448)

Sales and marketing                                 12,664      24,125       82,744
General and administrative                         162,979     270,065      875,509
                                                 ----------  ----------  -----------
                                                   175,643     294,190      958,253
                                                 ----------  ----------  -----------

Net Loss                                         $(196,363)  $(312,616) $(1,014,701)
                                                 ==========  ==========  ===========

Loss per share                                   $   (0.02)  $   (0.02)
Average shares outstanding                       10,593,266  10,309,933

                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
    For the Period from April 4, 2002 (Date of Inception) to November 30, 2003


                                                                                                 ADDITIONAL
                                                PREFERRED STOCK              COMMON STOCK         PAID IN      RETAINED
                                            SHARES           AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT     TOTAL
                                       ----------------  --------------  ---------  ----------  ------------    -------     -----
Balance at Inception                                 -   $           -           -  $       -   $         -   $      -   $      -

  Stock for services                                 -               -     125,000      1,250             -          -       1,250
  Contributed capital                                -               -   2,125,000     21,250        43,750          -      65,000
  Sale of stock $1.00/ share                         -               -      81,500        815        80,685          -      81,500
  Net loss for the period                            -               -           -          -             -     (14,726)   (14,726)
                                       ----------------  --------------  ---------  ----------  ------------    ---------  --------

Balance at June 30, 2003                             -               -   2,331,500     23,315       124,435     (14,726)   133,024

  Stock for services                                 -               -       6,500          7         6,493          -       6,500
  Sale of stock $1.00/ share                         -               -     179,200        179       179,021          -     179,200

  Sealife merger/par value
      change                                 2,000,000             200   4,109,646    (22,838)   17,089,260  (17,066,617)       5
  Recapitalization                                                                              (17,066,617)  17,066,617        -
  Cancel of preferred                       (1,840,000)           (184)          -          -           184           -         -
  Conversion of preferred                     (160,000)            (16)  1,600,000        160          (144)          -         -

  Stock for debt                                     -               -   1,000,000        100       999,900           -  1,000,000
  Stock for services                                 -               -     331,960         33       160,535           -    160,568
  Net loss for the period                            -               -           -          -             -     (687,359) (687,359)
                                       ----------------  --------------  ---------  ----------  ------------   ----------  --------

Balance May 31, 2003                                 -   $           -   9,558,806  $     956   $ 1,493,067  $  (702,085) $791,938
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
 Shares Held in dispute by management                -               -     530,000         53          (53)            -         -
 Stock Sales                                         -               -     196,000         20        39,980            -    40,000
 Stock for debt                                      -               -     100,000         10        99,990            -   100,000
 Stock for services                                  -               -      62,904          6        18,865            -    18,871
 Net loss for period                                 -               -           -          -             -     (116,253) (116,253)
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
Balance August 31, 2003                              -   $           -  10,447,710  $   1,045   $ 1,651,901  $  (818,338) $834,556

 Stock Sales                                         -               -     200,000         20        49,980            -    50,000
 Stock for services                                  -               -     450,000         45       144,955            -   145,000
 Net loss for Period                                 -               -           -          -             -     (196,363) (196,363)

Balance November 30, 2003                            -   $           -  11,097,710  $   1,110   $ 1,846,784  $(1,014,701) $833,193
                                       ================  ============== ========== =========== ============   ========== ==========



                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Three Months Ended November 30, 2003, Year to Date 2004 and For the period From April 4, 2002 (Date of Inception) Through November 30, 2003
                               (Since Inception)


                                                Three Months
                                                   Ending
                                                 November 30, Year to Date      Since
                                                    2003         2004        Inception
                                                 ----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(196,363)  $  (312,616) $(1,014,701)
  Adjustments to reconcile net loss to net
    cash provided used in operating activities
       Amortization                                 22,225        44,450       126,052
       Stock for services expenses                 145,000       163,871       332,189
    Changes in Current Assets and liabilities:
       (Increase) in Inventories                         -             -        (6,000)
       (Increase) in Accounts Receivable           (1,205)        (1,205)       (1,205)
       Increase in Accounts payables               (6,461)        16,156       137,456
       Increase in Accrued interest                 5,299         10,469        73,494
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            OPERATING ACTIVITIES                   (31,505)       (78,875)    (352,715)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Technologies                               -             -    (1,335,309)
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            INVESTING ACTIVITIES                         -             -    (1,335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common stock                              50,000        90,000       415,700
  Increase in Long-term debt                             -        14,500     1,234,809
  Increase in Accounts payable shareholders       (22,176)       (12,882)       50,911
                                                 ----------  ------------  ------------

       NET CASH PROVIDED BY
            FINANCING ACTIVITIES                    27,824        91,618     1,701,320
                                                 ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                     (3,681)       12,743        13,296
CASH AT BEGINNING OF PERIOD                         16,982           558             -
CASH OBTAINED IN MERGER                                  -             -             5
                                                 ----------  ------------  ------------
CASH AT END OF PERIOD                            $  13,301   $    13,301   $    13,301
                                                 ==========  ============  ============

                See accompanying notes and accountant's report.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                               November 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


Cash paid during the period for:

                           Ended:
                          November 30, 2003      Inception
                          ----------------       ---------
        Interest                     $0              $0
        Income taxes                 $0              $0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at November 30, 2003 is approximately $1,000,000.

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

NOTE 2 - TECHNOLOGIES

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

Amortization expense for the periods is as follows:
                  Ended:
                  November 30, 2003        Inception
                  -----------------      -------------
     Amortization    $22,225             $126,052

Future amortization expense for the next five years is as follows:

2004     $89,021
2005      89,021
2006      89,021
2007      89,021
2008      89,021



SEALIFE CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
November 30, 2003

NOTE 3 - NOTES PAYABLE

In connection with the Technologies purchased on June 30, 2003 the Company entered into a ten-year note for $1,220,309. The note is to be paid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment shall be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at November 30, 2003 including accrued interest was $293,338.

At November 30, 2003 there remained $1,920 past due on the note. The note has certain default provisions and stated period of times to correct the default. Presently the Company has not been formally notified of any default on the note by the note holder.

On June 14, 2003 the Company borrowed $14,500 from an individual. The note is for five years, unsecured and does not call for any payments until maturity.
The interest rate for the borrowings is 7.5% per annum. The balance of the note at November 30, 2003 including accrued interest was $14,963.

Because of the repayment schedule and an inability to accurately forecast future sales maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company had 50,000,000 shares of Common Stock authorized and 11,097,710 shares outstanding at November 30, 2003. Included in this total are 530,000 disputed shares that management is endeavoring to cancel, but the shares have been issued, are currently outstanding, and management may be unsuccessful in its efforts to cancel these shares.

NOTE 5- PREFERRED STOCK

The public shell had outstanding 2,000,000 shares of convertible preferred stock outstanding at the date of merger. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock.
The remaining 160,000 shares were converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the original shareholders of the Company on the date prior to the merger.

NOTE 6 - CONSULTING AGREEMENT

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

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to September 1, 2007. At August 31, 2003 the Company owes the
consultant $30,000 under this agreement.   During the quarter the consultant
agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8). In addition during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock.

NOTE 7 - GOING CONCERN

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

NOTE 8 - RELATED PARTIES

At November 30, 2003 the Company owed two major shareholders $50,811. The amounts due are non-interest bearing and have no priority in liquidation.

The Company also owed the consultant and the developer of the Technologies $30,000 on the consulting agreements, $1,920 past due on the loan agreement and $288,103, the balance of the loan.


NOTE 9 - SUBSQUENT EVENTS

On august 4, 2003 the company was advised that it is the subject of a securities and exchange commission investigation. The company is uncertain of the nature of the investigation, and no charges have been levied by the commission against the company to date. On january 23, 2004 the company was advised that the sec staff intends to recommend that the sec file enforcement proceedings against the company and its chief executive officer for alleged violations of section 5 and 17(a) of the securities act of 1933 and sections 10(b), 13(d) and 16(a) of the securities exchange act of 1934, and rules 10b-5, 13d-1 and 16a-3 thereunder. The ultimate disposition of this matter is unknown at this date.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended November 30, 2003 Versus Period Ended November 30, 2002

Results of Operations

The Company incurred a net loss of $ (196,363) for the period ended November 30, 2003 as compared to a net loss of $(312,616) year to date in 2004 and a net loss of $(1,014,701) from inception (April 4, 2002).

Total revenues for the period ended November 30, 2003 were $1505 as compared to $3,879 for year to date in 2004, and $42,281 since inception. The Company is just starting its sales operations.

Total cost of sales for the period ended November 30, 2003 was $22,225 as compared to $22,305 year to date in 2004, and $98,729 from inception. The gross loss on the sales was $(20,720) for the period ended November 30, 2003, as compared to $(18,426) for year to date 2004, and $(56,448) from inception.

Total operating expenses consist primarily of general and administrative expenses. For the period ended November 30, 2003 total operating expenses were $175,643, as compared to $294,190 for year to date 2004, and $958,253 from inception. This increase was primarily due to the issuance of ongoing consulting services.

Liquidity and Capital Resources

As of November 30, 2003, the Company had cash and cash equivalents of $20,506. At November 30, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($69,681). This working capital deficiency was due primarily to General administrative expenses. Net cash used in operating activities was $31,505 for period ended November 30, 2003, as compared to $78,875 year to date 2004, and $352,715 from inception.
Net cash from financing activities was $27,824 for period ended November 30, 2003 as compared to $91,618 year to date 2004, and $1,701,320 from inception.

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

        None.

Item 5. Other Information

        None.

Item 6.         Exhibits and Reports on Form 10Q-SB

 a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

     Exhibit No.   Reference

        3.(i)*  Certificate of Incorporation of Sealife
                Corporation and amendments thereto.
        3.(ii)* Bylaws

        31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13A-14 of the Securities
             Exchange Act of 1934.

        32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Incorporated by reference to Registrant's Form 10KSB Registration Statement filed on September 19, 2003.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Culver City, State of California, on the 12th day of February 2004.

SEALIFE CORPORATION

/s/ Robert McCaslin
-----------------
By Robert McCaslin,
Chief Financial Officer