Form 10QSB
period 2004-02-29
SEALIFE CORP
filed 2004-04-14
CIK 749753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDING FEBRUARY 29, 2004


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

On February 29, 2004, the issuer had a total of 12,292,710 shares of common stock issued and outstanding.
============================================================================



PART I FINANCIAL INFORMATION


Item 1. Financial Statements

The financial statements have been prepared by the Company and reviewed by the Company's Auditor pursuant to the rules and regulations of the Securities and Exchange Commission.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               February 29, 2004


                                                  February 29,
                                                      2004
                                                  -----------

                               ASSETS
Current Assets
  Accounts receivable                              $   12,316
  Inventory                                             6,000
                                                   -----------
       Total Current Assets                            18,316

Other Assets
  Technology                                        1,335,309
  Less: accumulated amortization                     (149,278)
                                                   -----------
                                                    1,187,031
                                                   -----------
       Total Assets                                $1,205,347
                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdrafts                                  $    6,317
  Accounts payable                                     48,676
  Accounts payable - shareholders                      46,449
  Current portion of long-term debt                     1,920
                                                   -----------
       Total Current Liabilities                      103,362

Long-Term Debt
  Notes payable                                       311,682

Stockholders' Equity
  Common stock                                          1,229
  Additional paid in capital                        1,869,781
  Retained deficit                                 (1,080,707)
                                                   -----------
                                                      790,303

     Total Liabilities and Stockholders' Equity    $1,205,347
                                                   ===========

 See accompanying notes and accountant's report.


                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
     For the Three Months Ended February 29, 2004, Year to Date 2004 and For the Period From April 4, 2002 (Date of Inception) Through February 29, 2004
                                 (Since Inception)

                                                Three Months
                                                   Ending
                                                February 29, Year to Date     Since
                                                    2004        2004        Inception
                                                 ----------  ----------  -----------
Sales                                            $  11,111   $  14,990  $    53,392

Cost of sales                                       37,041      59,346      135,770
                                                 ----------  ----------  -----------

  Gross Profit                                    (25,930)    (44,356)     (82,378)

Sales and marketing                                 22,316      46,441      105,060
General and administrative                          17,760     287,825      893,269
                                                 ----------  ----------  -----------
                                                    40,076     334,266      998,329
                                                 ----------  ----------  -----------

Net Loss                                         $(66,006)  $(378,622) $(1,080,707)
                                                 ==========  ========== ===========

Loss per share                                   $   (0.01)  $   (0.04)
                                                 ==========  ==========

Average shares outstanding                       11,489,067  10,810,123
                                                 ==========  ==========

                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
    For the Period from April 4, 2002 (Date of Inception) to February 29, 2004


                                                                                                 ADDITIONAL
                                                PREFERRED STOCK              COMMON STOCK         PAID IN      RETAINED
                                            SHARES           AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT     TOTAL
                                       ----------------  --------------  ---------  ----------  ------------    -------     -----
Balance at Inception                                 -   $           -           -  $       -   $         -   $      -   $      -

  Stock for services                                 -               -     125,000      1,250             -          -       1,250
  Contributed capital                                -               -   2,125,000     21,250        43,750          -      65,000
  Sale of stock $1.00/ share                         -               -      81,500        815        80,685          -      81,500
  Net loss for the period                            -               -           -          -             -     (14,726)   (14,726)
                                       ----------------  --------------  ---------  ----------  ------------    ---------  --------
Balance at June 30, 2003                             -               -   2,331,500     23,315       124,435     (14,726)   133,024
  Stock for services                                 -               -       6,500          7         6,493          -       6,500
  Sale of stock $1.00/ share                         -               -     179,200        179       179,021          -     179,200
  Sealife merger/par value
      change                                 2,000,000             200   4,109,646    (22,838)   17,089,260  (17,066,617)       5
  Recapitalization                                                                              (17,066,617)  17,066,617        -
  Cancel of preferred                       (1,840,000)           (184)          -          -           184           -         -
  Conversion of preferred                     (160,000)            (16)  1,600,000        160          (144)          -         -
  Stock for debt                                     -               -   1,000,000        100       999,900           -  1,000,000
  Stock for services                                 -               -     331,960         33       160,535           -    160,568
  Net loss for the period                            -               -           -          -             -     (687,359) (687,359)
                                       ----------------  --------------  ---------  ----------  ------------   ----------  --------
Balance May 31, 2003                                 -   $           -   9,558,806  $     956   $ 1,493,067  $  (702,085) $791,938
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
 Shares Held in dispute by management                -               -     530,000         53          (53)            -         -
 Stock Sales                                         -               -     196,000         20        39,980            -    40,000
 Stock for debt                                      -               -     100,000         10        99,990            -   100,000
 Stock for services                                  -               -      62,904          6        18,865            -    18,871
 Net loss for period                                 -               -           -          -             -     (116,253) (116,253)
                                       ----------------  --------------  ---------- ----------- ------------   ---------- ----------
Balance August 31, 2003                              -   $           -  10,447,710  $   1,045   $ 1,651,901  $  (818,338) $834,556
 Stock Sales                                         -               -     200,000         20        49,980            -    50,000
 Stock for services                                  -               -     450,000         45       144,955            -   145,000
 Net loss for Period                                 -               -           -          -             -     (196,363) (196,363)
                                       ----------------  -------------- ----------- ----------- ------------   ---------- ----------
Balance November 30, 2003                            -   $           -  11,097,710  $   1,110   $ 1,846,784  $(1,014,701) $833,193
 Stock Sales                                         -               -      37,934          3        22,997            -    23,000
 Stock for services                                  -               -   1,157,066        116             -            -       116
 Net loss for Period                                 -               -           -          -             -      (66,006)  (66,006)
                                       ----------------  -------------- ----------- ----------- ------------  ----------- ---------
                                                     -   $           -  12,292,710  $   1,229   $ 1,869,781  $(1,080,707) $790,303
                                       ================  ============== ==========  =========== ============   ========== ==========



                See accompanying notes and accountant's report.



                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Three Months Ended February 29, 2004, Year to Date 2004 and For the period From April 4, 2002 (Date of Inception) Through February 29, 2004
                               (Since Inception)


                                                Three Months
                                                   Ending
                                                 February 29, Year to Date      Since
                                                    2003         2004         Inception
                                                 ----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(66,006)  $  (378,622)  $(1,080,707)
  Adjustments to reconcile net loss to net
    cash provided used in operating activities
       Amortization                                22,226        66,676       148,278
       Stock for services expenses                    116       163,871       332,189
    Changes in Current Assets and liabilities:
       (Increase) in Inventories                        -             -        (6,000)
       (Increase) in Accounts Receivable          (11,111)      (12,316)      (12,316)
       Increase in Accounts payables               11,220        27,376       148,676
       Increase in Accrued interest                 5,299        15,768        78,793
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            OPERATING ACTIVITIES                   (31,505)      (78,875)    (352,715)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Technologies                               -             -   (1,335,309)
                                                 ----------  ------------  ------------

       NET CASH (USED) BY
            INVESTING ACTIVITIES                         -             -   (1,335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common stock                              23,000       113,000      438,700
  Increase in Long-term debt                             -        14,500    1,234,809
  Increase in Accounts payable shareholders        (4,362)       (17,244)      46,449
                                                 ----------  ------------  ------------

       NET CASH PROVIDED BY
            FINANCING ACTIVITIES                    18,638       110,256     1,719,958
                                                 ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                    (19,618)       (6,875)       (6,322)
CASH AT BEGINNING OF PERIOD                         13,301           558             -
CASH OBTAINED IN MERGER                                  -             -             5
                                                 ----------  ------------  ------------
CASH AT END OF PERIOD                            $  (6,317)   $   (6,317)   $   (6,317)
                                                 ==========  ============  ============

                See accompanying notes and accountant's report.


SEALIFE CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
February 29, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash paid during the period for:
                                Ended:
                             February 29, 2004           Inception
                           --------------------   -------------------
        Interest                     $0                      $0
        Income taxes                 $0                      $0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at February 29, 2004 is approximately $1,050,000.

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

Amortization expense for the periods is as follows:

    Ended:

                        February 29, 2004          Inception
                    -----------------------    -----------------
       Amortization            $22,226            $148,278

Future amortization expense for the next five years is as follows:

2004    $ 89,021
2005      89,021
2006      89,021
2007      89,021
2008      89,021


NOTE 3 - NOTES PAYABLE

In connection with the Technologies purchased on June 30, 2003 the Company entered into a ten-year note for $1,220,309. The note is to be paid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment shall be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at February 29, 2004, including accrued interest, was $298,383.

At February 29, 2004 there remained $1,920 past due on the note. The note has certain default provisions and stated period of times to correct the default. Presently the Company has not been formally notified of any default on the note by the note holder.

On June 14, 2003 the Company borrowed $14,500 from an individual. The note is for five years, unsecured and does not call for any payments until maturity.
The interest rate for the borrowings is 7.5% per annum. The balance of the note at February 29, 2004 including accrued interest was $15,219.

Because of the repayment schedule and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company had 50,000,000 shares of Common Stock authorized and 12,292,710 shares outstanding at February 29, 2003. The par value per share is $.0001.

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

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to September 1, 2007. At February 29, 2004 the Company owes the consultant $10,000 under this agreement. During the year the consultant agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8). In addition during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock.

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

NOTE 8 - RELATED PARTIES

At February 29, 2004 the Company owed two major shareholders $46,449. The amounts due are non-interest bearing and have no priority in liquidation.

The Company also owed the consultant and the developer of the Technologies $10,000 on the consulting agreements, $1,920 past due on the loan agreement and $298,383, the balance of the loan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended February 29, 2004 Versus Period Ended February 28, 2003

Results of Operations

The Company incurred a net loss of $ (66,006) for the period ended February 29, 2004 as compared to a net loss of $(378,000) year to date in 2004 and a net loss of $(1,080,709) from inception (April 4, 2002).

Total revenues for the period ended February 29, 2004 were $11,111 as compared to $14,990 for year to date in 2004, and $53,392 since inception. The Company is just starting its sales operations.

Total cost of sales for the period ended February 29, 2004 was $37,041 as compared to $59,346 year to date in 2004, and $135,770 from inception. The gross loss on the sales was $(66,006) for the period ended February 29, 2004, as compared to $(378,662) for year to date 2004, and $(1,080,707) from inception.

Total operating expenses consist primarily of general and administrative expenses. For the period ended February 29, 2004 total operating expenses were $17,760, as compared to $287,825 for year to date 2004, and $893,269 from inception. This increase was primarily due to the issuance of shares to compensate for ongoing consulting services.

Liquidity and Capital Resources

As of February 29, 2004, the Company had cash and cash equivalents of $(6,317). At February 28, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($85,046). This working capital deficiency was due primarily to General administrative expenses. Net cash used in operating activities was $38256 for period ended February 29, 2004, as compared to $117,231 year to date 2004, and $390,970 from inception. Net cash from financing activities was $18,638 for period ended February 29, 2004 as compared to $110,256 year to date 2004, and $1,179,958 from inception.

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

Other Matters

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. No charges have been levied by the Commission against the Company to date. The Company was advised on January 23, 2004 that the SEC Staff is considering recommending that the Securities and Exchange Commission file enforcement proceedings against the Company and its Chief Executive Officer. The ultimate disposition of this matter is unknown at this date.

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

        None.

Item 3. Defaults in Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.             Reference
  ------------------          -------------------
        3.(i)*                Certificate of Incorporation of Sealife
                              Corporation and amendments thereto.

        3.(ii)*               Bylaws
        31.1                  Rule 13a-14(a)/15d-14(a) Certifications.
        32.1                  Section 1350 Certifications.

     b)  8K**                  Form 8-K filed on March 15, 2004
                               regarding Contract for Sales Force

*Incorporated by reference to Registrant's Form 10KSB Registration Statement filed on September 19, 2003.

**Incorporated by reference to Registrant's Form 8-K filed on March 15, 2004.





SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Culver City, State of California, on the 14th day of April 2004.

SEALIFE CORPORATION

/s/ Robert McCaslin
-----------------
By Robert McCaslin,
Chief Financial Officer