Form 10KSB
period 2004-05-31
SEALIFE CORP
filed 2004-09-14
CIK 749753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-KSB
                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-13895
                                   ----------
                               SEALIFE CORPORATION
                 (Name of Small Business Issuer in Its Charter)
                                   ----------

          DELAWARE                                              34-1444240
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

     5601 W. SLAUSON AVENUE, CULVER CITY, CALIFORNIA              90230
        (Address of Principal Executive Offices)                (Zip Code)

                                 (310) 338-9757
                 (Issuer's Telephone Number Including Area Code)
                                   ----------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

                         COMMON STOCK, $0.0001 PAR VALUE

                                   ----------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

      Check if disclosure of delinquent filings pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

State issuer's revenues for its most recent fiscal year: $27,416.00

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the closing price of such stock as of August 27, 2004, was $5,097,357.20.

      The number of shares outstanding of the issuer's Common Stock, as of August 27, 2004, was 14,909,663.

      Transitional Small Business Disclosure Format (check one):
                            Yes  |_|    No  |X|

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other information detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, our ability to raise additional capital, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, the Company's future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." This Annual Report on Form 10-KSB should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

A.    OVERVIEW

INCORPORATION

SeaLife Corporation (the "Company") was formed as a Delaware corporation in 1984 under the name Fraser Realty Group. The Company operated as a real estate investment trust until 1990, when Management was unable to secure additional financing or find other means of obtaining needed cash to permit the Company to meet its obligations. As a result, the Company ceased operations and remained inactive until December, 2002.

ACQUISITION OF NEVADA CORPORATION

On December 17, 2002, pursuant to an Exchange Agreement dated June 30, 2002, the Company acquired all of the issued and outstanding shares of SeaLife Corp., a Nevada Corporation ("SeaLife Nevada"), in exchange for a substantial majority of the shares of the Company's common stock (the "Acquisition"). The stockholders of the Company retained their 274,554 shares of common stock which were issued and outstanding prior to the consummation of the Acquisition. Concurrent with the Acquisition, the Company changed its name from Integrated Enterprises, Inc. to SeaLife Corporation, the former directors and officers of the Company resigned, and the directors and officers of SeaLife Corp. became the directors and officers of the Company. Also concurrent with the Acquisition, the Company effected a 15-to-1 reverse stock split.

The Acquisition resulted in a change of control of the Company, with the former stockholders of SeaLife Nevada acquiring a substantial majority of the common stock of the Company immediately following the closing of the Acquisition. Therefore, the Acquisition was accounted for as a reverse merger, pursuant to which the accounting basis of SeaLife Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of SeaLife Nevada are now the historical financial statements of the Company.

Sealife Nevada was organized in April of 2002 to acquire, develop and market certain proprietary products invented by Gael Himmah. At the time of the Acquisition, Sealife Nevada owned all of the outstanding stock of Division G, Inc., a Nevada corporation ("Division G"), Sealife Marine Products, Inc., a California corporation ("Sealife Marine"), and Proterra Technologies, Inc. a California corporation ("Proterra"). As a result of the Acquisition, the Company became the parent and sole shareholder of Sealife Nevada, which, in turn, was the sole shareholder of Division G, Sealife Marine and Proterra.

CHANGE IN FISCAL YEAR

On August 27, 2004, the Company changed its fiscal year end from May 31 to December 31, as reported on the Company's Current Report on 8-K filed August 30, 2004.

B.    BUSINESS OF THE COMPANY

The Company's vision is to develop, market and supply eco-friendly products that can solve complex environmental problems with simple natural solutions, establishing the environmentally safe choice as the right choice in specific markets.

The Company's goal is to establish itself as the global leader in "probiotic" technologies. Probiotic technologies refer to technologies and products that work in "partnership with nature" without harming the environment in its targeted markets. We believe that worldwide demand for development of products that are not only safe for the environment but will also help clean the environmental damage caused by decades of use and disposal of deadly toxins and the overuse of pesticides and fertilizers, is growing, and will continue to grow. The Company believes that a large percentage of the products in use today can and will be replaced by effective, environmentally safe equivalents.

The Company has developed a line of products utilizing such "probiotic" technologies for the marine, agricultural and remediation markets. The Company is now entering its last stage as a development company and will begin substantial sales and marketing efforts beginning in 2005. Recently, however, the Company began sales and marketing efforts to launch its marine product, SeaLife 1000(TM) and its agricultural products, NuLagoon(TM) and Soil ResQ(TM). In anticipation of its intended growth and the introduction of additional products to the market in the near future, the Company has implemented a corporate structure whereby each market is served by a separately operated subsidiary or division. The Company's marine products business is operated by the Company's indirect wholly-owned subsidiary, SeaLife Marine. The Company's agricultural products business is operated by the Company's indirect wholly-owned subsidiary, ProTerra. The Company's remediation product business is operated as a division of the Company. The Company also plans on establishing a research and development division that will focus on the testing and development of existing and new products for each of the Company's subsidiaries and divisions provided sufficient capital can be obtained to fund such division. The Company has structured its operations in this manner to accommodate a range of products for specific markets that have been and will be developed by the Company.

SEALIFE MARINE PRODUCTS, INC.

Antifouling paints are used to coat the bottoms of ships to prevent fouling. Fouling, such as barnacles, tubeworms, slime and algae, significantly reduces the speed and performance of any vessel, resulting in increased fuel consumption, extended dry-docking and higher maintenance costs. Traditional anti-fouling paints work by releasing toxic chemicals (biocides) contained in the paint into the water, killing fouling organisms in order to prevent them from attaching to any treated surface In response to the pollution and poisoning of marine life in oceans and waterways, the International Maritime Organization
(IMO), a United Nations agency responsible for improving maritime safety and preventing pollutions from ships, adopted an assembly resolution that called on the Marine Environment Protection Committee (MEPC), to develop an instrument, legally binding through out the world, to address the harmful effects of anti-fouling systems used on ships. As of January 1, 2003, it is illegal to apply or re-apply to any maritime vessel, any anti-fouling paint containing the most commonly used anti-fouling agent, tributyl tin (TBT).

SeaLife Marine was formed as a subsidiary of SeaLife Nevada in January, 2002, and has developed a line of environmentally safe, anti-foul, anti-corrosive coatings for the commercial maritime industry, the military, and the recreational boat owner, which coatings comply with the international prohibition on the use of TBT. SeaLife Marine's products have been specifically engineered not to leach any biocides, pesticides or other toxins into the marine environment and to be fully compliant with international law.

      SEALIFE 1000(TM) ANTI-FOULING MARINE PAINT PRODUCTS

SeaLife 1000(TM) is SeaLife Marine's premier antifouling marine paint product, and the only product currently in production and for sale by SeaLife Marine. SeaLife 1000(TM) can be applied to hulls on any sized vessel, and any other surface providing antifouling, anti-corrosive protection in both fresh and salt water. SeaLife 1000(TM) may be applied to steel, aluminum, fiberglass and wood. Sealife Marine has also developed and is currently testing SeaLife 1000 XP(TM) and SeaLife 1000 Out-Drive(TM), which are specifically designed to meet the needs of commercial and recreational users, respectively. SeaLife 1000 XP(TM) is a commercial grade of SeaLife 1000(TM) with enhanced features. SeaLife 1000 OutDrive(TM) is specifically designed to reduce corrosion of outdrive units on recreational boats. Marine outdrive damage caused by corrosion can amount to several hundred dollars per year. SeaLife 1000 OutDrive(TM) can be applied to any outdrive thus reducing the serious effects of corrosion.

When SeaLife 1000(TM) comes in contact with water, reactive hydrolysis of its proprietary ingredients begins, which microscopically expands and smoothes the SeaLife coating over the ship's underwater hull surfaces. This results in an undersea hull surface that becomes more uniformly smooth than when it was painted. Field tests using SeaLife 1000(TM) have demonstrated that hulls and other submerged surfaces treated with SeaLife 1000(TM) coatings provide long-term resistance to algae, fungus, shell growth and rust without harming marine life. Management believes that SeaLife's marine coating technology has significant advantages over competing products. SeaLife 1000(TM) has been approved for sale by the United States Environmental Protection Agency (USEPA), the California Environmental Protection Agency (CAEPA), the Washington State Department of Agriculture (WADOA) and the Florida State Department of Agriculture and Consumer Services (FDACS).

      TESTING

There are in progress or completed, in excess of 60 worldwide tests involving SeaLife 1000(TM) antifoul paint. These tests include use of SeaLife 1000(TM) on: cruise ships, ferryboats, navel vessels, outboard motors, yachts, recreational boats and aqua farming nets. Management has been satisfied with the results of the testing, which support the internal tests conducted by SeaLife Marine over the last few years. We expect to continue our testing efforts as customers experience changes in the environment and in regulations affecting environmental products, and as we expand our product offerings.

      THE MARKET FOR ANTIFOUL PAINT

The magnitude of world maritime usage of anti-foul paints is estimated to exceed $8 billion in annual sales. The toll that marine growth can take on a vessel's performance is considerable. A barely visible 10 micro/meter (1%) increase in average hull roughness for a single ship, such as a bulk carrier, can equate to as much as 1,700 tons of additional fuel use over the course of one year due to fouling and subsequent frictional surface resistance. Since fuel costs can amount to as much as 50% of the total operating costs for such ships, increasing fuel costs could increase the cost of operating such ships as much as $2 million per year, depending on the size of the ship.

It is estimated that annual consumption of fuel by the world's fleet of ships totals approximately $18 billion. A fouled hull can increase fuel consumption by as much as 50%, making an effective anti-foul coating paramount to the owners and operators of any ship. Removing this growth is also a punishing procedure, as the fouling is bonded with a virtually unbreakable grip. Dry-docking for the purpose of cleaning and re-coating a hull with fresh anti-foul paint is costly because of the expenses associated with maintenance and the loss of business due to inactivity.

SeaLife Marine's potential customers include individual pleasure boat owners, shipping lines and cruise lines, commercial fishermen and their nets, boat and ship manufacturers, boat and ship maintenance facilities, shipping ports, marinas, and offshore drilling platforms. The United States military, including the Coast Guard and the United States Navy are part of the Company's anticipated market, as are the hundreds of marine product distributors worldwide.

      COMPETITION

The marine coatings market is highly competitive, with the world's major paint manufacturers seeking to develop environmentally compatible products in order to meet the stringent requirements mandated by the IMO. Marine coating companies, such as Akzo-Nobel N.V. (owner of International Paints), Ciba Specialty Chemicals AG, Clariant AG, The Dow Chemical Company, and DuPont Corporation, among others, are well-established, have extensive research and development facilities, are well capitalized and command the majority of the multi-billion dollar chemical manufacturing industry. In addition, a number of these companies were early pioneers of chemical and coating products and enjoy significant brand recognition and market share.

Several smaller coating-and bio-tech companies, as well as researchers at universities around the world, are also in the process of developing environmentally safe marine coatings, using a variety of methods and ingredients.

      GOVERNMENT REGULATION

Antifouling marine paints are subject to both Federal and State environmental and safety regulations in the United States, and similar regulation in other countries. As stated above, SeaLife 1000(TM) has been approved for sale by the USEPA, CAEPA, WADOA and FDACS. The approval by these agencies allows the Company to sell SeaLife 1000(TM) in every state except Virginia and Texas, where the Company intends to apply for approval in the near future. The Company has applied for, but not yet received, approval to sell SeaLife 1000(TM) in Canada and Sweden. Additional approvals will generally be required to sell SeaLife 1000(TM) in other foreign jurisdictions.

      MANUFACTURING & DISTRIBUTION

SeaLife Marine outsources its manufacturing in order to maintain a low manufacturing overhead. At this time, SeaLife Marine uses only one manufacturer as its sole source. As demand increases, SeaLife Marine intends to outsource its manufacturing to a variety of independent manufacturing facilities in the Untied States. The manufacturing process for our paint does not require significant retooling. Therefore, if necessary, suppliers could be replaced without a significant disruption in production.

The Company began shipping SeaLife 1000(TM) in June, 2004. The Company has engaged Brokers Unlimited Incorporated ("BUI") as its exclusive worldwide sales and marketing agent. BUI has only recently begun to actively market SeaLife 1000(TM) throughout the United States, and in California, New York and
Louisiana, in particular. Original sales goals included in the Company's contract with BUI are currently being amended and timelines extended to reflect more realistic projections as to when the Company will be financially prepared to meet customer demands.

      PATENTS

Neither the Company nor SeaLife Marine has patented the manufacturing formula for its paints. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to the difficulty of a competitor "reverse engineering" the SeaLife Marine formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, SeaLife Marine has elected to keep the formulas for its marine paint confidential as a trade secret. As a result, no patents have been filed for the Company's marine paint products.

PROTERRA TECHNOLOGIES, INC.

ProTerra has developed a line of products to meet the growing demand to find simple, environmentally responsible, solutions to the growing problems associated with the agriculture marketplace, a global market. Damaged soils, the result of the overuse of fertilizers and pesticides, and the growing concern of farmers to protect themselves from increasing scrutiny and government regulation, provide an active and growing market for environmentally safe soil conditioners and waste treatment systems.

      NULAGOON(TM)

The ProTerra product NuLagoon(TM) is fully developed and in production. NuLagoon(TM) is a treatment system that can be applied to the surface of any waste lagoon as an alternative to dredging. NuLagoon(TM) combines many strains of microbes, some only recently discovered, with advanced agricultural science utilizing proprietary media culture and micro nutrients. The microbes break down the waste materials in lagoons by digesting the waste into water and carbon dioxide. Mechanical dredging is expensive and labor intensive, and involves noxious odors prevalanet throughout the lagoon evaporation and dredging cycles. NuLagoon(TM) additives work 24 hours a day to keep lagoons liquefied, deodorized and free from heavy sludge layers. The treatment system reduces manure sludge buildup, reduces odors, reduces nitrate leaching into groundwater, significantly reduces flies and insects around lagoons, works quickly, and is a fraction of the cost of mechanical dredging.

ProTerra has shipped its first NuLagoon(TM) order, valued at $50,000,  and sales
representatives   are   currently   working  on  developing   additional   sales
opportunities.

      SOIL RESQ(TM)

Currently under development for the agricultural market, Soil ResQ(TM) is an environmentally safe soil conditioner, designed to improve poor soil conditions, buffer toxic salts, maintain a well-balanced soil structure, and promote vigorous plant growth. The product is being developed to work with conventional fertilizers, optimizing the fertilizer benefit for large scale applications to agricultural and park properties.

Soil ResQ(TM) has been tested extensively and the results have been promising. Testing on county golf courses located in Sacramento, California has demonstrated that Soil ResQ(TM) has repaired soil, returning grass damaged by chemical intrusion and brown areas to full health. The same tests indicated a substantial reduction in water requirements. Other tests conducted in India, on banana crops, have resulted in measurable yield increases. Tests conducted in Japan have also yielded positive results. ProTerra is currently waiting for approval to begin exporting to Japan. Tests are currently being conducted in the United Kingdom with a major organic farm and Soil ResQ(TM) has received Department for Environment, Food and Rural Affairs ("DEFRA") approval, indicating that it is a safe product to import into the United Kingdom. Tests of Soil ResQ(TM) have also been conducted in Colombia, South America, Walnut Creek and Sacramento, California.

      OTHER PRODUCTS

ProTerra has a number of additional developed products that it intends to produce and market beginning in 2005. These products are being developed to restore and rebuild heavily damaged soils resulting from salt intrusion, compacted soil, poor crop rotation (NuSoil(TM)), and assist plants in increasing their ability to uptake nutrients from soil - producing stronger, healthier plants (Plan ResQ(TM)).

      THE MARKET FOR PROTERRA PRODUCTS

The eventual market for ProTerra's products is the global agricultural market. Currently, the Company is focusing on marketing its products for agricultural use in the United States, particularly in California and Texas.

      COMPETITION

Several companies currently produce microbe-based products which are claimed to function similarly to NuLagoon(TM), however no single manufacturer has emerged as a leader in the market.

The Company is not aware of any product currently on the market similar or equivalent to SoilResQ(TM).

      GOVERNMENT REGULATION

ProTerra products, and its competitors' equivalents are generally not subject to Federal or State environmental or safety regulation because the products do not contain any significant concentration of regulated materials.

      MANUFACTURING AND DISTRIBUTION

ProTerra currently outsources its manufacturing. As demand increases, ProTerra intends to outsource its manufacturing to a variety of independent manufacturing facilities in the United States. The manufacturing process does not require significant retooling. Therefore, if necessary, suppliers could be replaced without significant disruption in production. ProTerra intends to market and sell its products through distributors.

      PATENTS

Neither the Company, nor ProTerra, has patented the manufacturing formula for its products. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to the difficulty of a competitor "reverse engineering" the ProTerra product formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, ProTerra has elected to keep the formulas for its products as confidential trade secrets. As a result, no patents have been filed for the Company's ProTerra products.

SEALIFE CORPORATION REMEDIATION DIVISION

      SOIL REMEDIATION

Soil Remediation is the process of cleaning soil that has been contaminated with potentially dangerous toxins. The Remediation Division, with its line of soil remediation products, intends to focus on large scale commercial and municipal customers. Although the remediation products can be used on a small scale, the Company intends to develop associations with companies already established in the highly regulated remediation business. The US Government, through the "Brownfields Act" has set aside billions of dollars to assist in the cleaning and remediation of soil contaminated with gas, diesel, and solvents that have been discharged into the soil, maliciously or accidentally, over decades by companies in the United States. Gas stations with leaky storage tanks have been the primary cause for soil contamination from coast to coast.

      SOILDTOX(TM)

Toxins such as, Diesel fuel, MTBE, Gasoline, etc. can be removed from soil using SoilDtox(TM) bioremediation technology. The product is under development as a new bio-remediation process to remediate soil contaminated with high concentrations of environmentally damaging hydrocarbons, commonly found beneath industrial sites such as gas stations, airports and oil fields. SoilDtox(TM) relies On a proprietary blend of microbial's that function as an active agent to actually digest the contamination locked deep in the soil. Among the many benefits of using microbial agents to clean contaminated soils is that no toxic residue is left behind. The by-products of this natural process are water and carbon dioxide, which are absorbed by plants and trees to produce oxygen.

SoilDtox(TM) is a dry blend of live, synergistic, naturally-occurring microbes which digest both short and long chain hydrocarbons and other organic pollutants including mineral oils, gasoline, diesel, jet fuel, kerosene, non-synthetic cutting oils, sludge, coal tar, aromatics, acetone, methyl acetate, dichloromethane, dichloroethane, ethylacetate, hexane, butylacetate, ethylbenzene, heptane, benzene, naphthalene, anthracene, ethylene, toluene, xylene, phenol, crude oil and refined petroleum products.

SoilDtox(TM) will begin testing in 2005 in association with an established remediation company.

      GOVERNMENT REGULATION

Soil detoxification is heavily regulated. Products are regulated for their effectiveness at cleaning the soil and their individual formulations. The USEPA, State regulatory authorities and the respective city where the clean up site is proposed often oversee contaminated sites. Testing for the effectiveness of a remediation product by the USEPA, State regulatory authorities and the respective city where the clean up site is proposed is a slow tedious process. However, once a product is approved it can be used at any location. None of the ingredients used in SoilDtox(TM) are currently regulated by the USEPA and the Company does not expect that any of these ingredients will be regulated in the future.

      PATENTS

The Company has not patented the manufacturing formula for SoilDtox(TM). Due to the difficulty of a competitor "reverse engineering" the SoilDtox(TM) formula and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, the Company has elected to keep the formulas for SoilDtox(TM) as a confidential trade secrets. As a result, no patents have been filed for those products.

      OTHER PRODUCTS

The Remediation Division has a number of additional products in development that it intends to produce and market beginning in 2005. These products are being developed to break down grease into components that can be properly disposed of in the sewer system (GreaseBeast(TM)), assist in cleaning and detoxifying sewer toxins (MuniMix(TM)), and permanently deodorize the most difficult odors (OdorMeister(TM)).

SEALIFE CORPORATION - DEVELOPMENT STAGE DIVISION

Research and Development is the life blood of any technology driven company. The Development Stage Division will be formed in early 2005 and will function as the Company's research and development group provided sufficient capital is available. Working in association with specialists and scientists around the world, the Development Stage Division will allow the company to remain current in all of its product development and to help assure that the company remains the leader in this new technology niche.

Environmental products often require a myriad of testing and regulatory approvals for each city, county, state and country in which they are sold. Testing of a product may require over one year to prove its viability. Although all of the Company's products have been tested during their development phase, many still require additional testing to verify application protocols and respective government approvals. In addition to product development, the Development Stage Division will be charged with preparing the Company's products for market introduction.

EMPLOYEES

As of August 28, 2004, the Company had only three employees, each of whom are officers of the Company, or its subsidiary, Sealife Marine.


ITEM 2.  DESCRIPTION OF PROPERTY

Commencing in December of 2002, we leased corporate office space in Culver City, California at 5601 W. Slauson Avenue, Culver City, California, 90230. These facilities consist of 700 square feet, at a monthly rental of $300 per month plus common area expenses. The lease is oral, and the term is month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date. The Company was advised on January 23, 2004 that the Securities and Exchange Commission Staff intends to recommend that the SEC file enforcement proceedings against the Company and its Chief Executive Officer for alleged violations of sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(d)1 and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1 and 16a-3 thereunder. The ultimate disposition of this matter is unknown at this date.

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending May 31, 2004.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this report, our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "SLIF". As of August 27 2004, the last sale of Common Stock, as quoted on the Over-the-Counter Bulletin Board, was $0.65. The following table reflects the high and low sales prices of our Common Stock for the periods indicated, as quoted on the Over-the-Counter Bulletin Board.

                                                             COMMON STOCK
                                                         HIGH            LOW
                                                       --------        -------

YEAR ENDED MAY 31, 2003

      First Quarter 2003 .....................         $    .75        $   .60

      Second Quarter 2003 ....................             1.20            .15

      Third Quarter 2003 .....................             4.80            .30

      Fourth Quarter 2003 ....................             1.24            .15


YEAR ENDED MAY 31, 2004

      First Quarter 2004* ....................         $    .48        $   .15

      Second Quarter 2004* ...................              .63            .19

      Third Quarter 2004* ....................             1.75            .45

      Fourth Quarter 2004 ....................             1.40            .60
----------
* The Company effected a 1:15 reverse stock split on December 28, 2003. All stock prices provided in this table have been adjusted to reflect such reverse stock split.


The over-the-market quotations in the table above reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

As of June 30, 2004, there were approximately 82 holders of record of our outstanding Common Stock.

The payment of dividends, if any, is within the discretion of the Board of Directors. The Company has not paid any dividends on our common stock in the past and the payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

      FINANCING EFFORTS

The Company received an aggregate of $90,000 during its last fiscal quarter through the private placement of its Common Stock to various accredited investors, in the form of cash and services.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Year Ended May 31, 2004 versus Year Ended May 31, 2003

RESULTS  OF  OPERATIONS

The Company incurred a net loss of $1,807,055 for the twelve months ended May 31, 2004 as compared to a net loss of $687,359 for the year ended May 31, 2003. This loss represents a loss from operations of $1,807,055 and $687,359 for the periods ended May 31, 2004 and 2003, respectively. Our net loss increased primarily due to a marked increase in general and administrative expenses, as described below.

The Company had revenues of $27,416 for the year ended May 31, 2004 and revenues of $38,402 for the same period ending in 2003. Since the company is now transitioning from a development stage company to a marketing and distribution company, sales are expected to become more significant over the next 12 months. However, the rate of this increase will depend on the Company's marketing efforts and its ability to raise additional capital to support continued operations.

Gross profit dollars for the year ending May 31, 2004 is a loss of $97,970 versus a loss of $38,022 for the year ending May 31, 2003. The gross margin % is a negative 357% versus a negative 99% for the respective years. The company has continued to expand its product tests throughout the world and products are being shipped at no cost to test sites. In addition, $400,000 was invested in new products and the annual depreciation of these products is included in the cost of sales.

Total operating expenses consist of general administrative, sales and marketing expenses. For the twelve months ended May 31, 2004, total operating expenses were $1,709,085. For the year ended May 31, 2003, total operating expenses were $649,359. This represents a 263% increase over the same period in the prior year.

The major increase in general and administrative expenses is due to compensation for legal services, marketing and sales executives, business consulting, research and development, industrial relations consulting and company officers wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of restricted stock, not cash.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, the Company had cash and cash equivalents of $34,056 as compared to cash and cash equivalents of $558 as of May 31, 2003. At May 31, 2004 the Company had a working capital excess (total current liabilities less than total current assets) of $116,910 as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($180,355) as of May 31, 2003. Net cash from financing activities was $256,676 for twelve months ended May 31, 2004, as compared to $242,893 for the year ended May 31, 2003. The principal use of cash for the year ended May 31, 2004 was to fund the net loss from operations for the period. The Company raised a total of $256,676 as follows: the issuance of common stock, net of stock issuance costs $129,239, and a $130,000 loan from private lenders during the twelve months ended May 31, 2004. This was used to fund the net loss from operations.

On the balance sheet, paid in capital increased from $1,493,067, for the year ending May 31, 2003 to $3,855,368, for the twelve months ending May 31, 2004. This paid in capital was used to fund services from consultants, attorneys and executives of the company. These services will continue to be funded by paid in capital until the company reaches a sales level that can fund continued operations.

GOING CONCERN

Our independent auditor has expressed substantial doubt as to the Company's ability to continue as a going concern, in its report for the year ended May 31, 2004, based on significant operating losses that the Company incurred and the fact that the Company does not have adequate working capital to finance its day-to-day operations.

The Company currently plans to raise additional capital through the public or private placement of its common stock and/or private placement of debt or convertible debentures in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all and, if obtained, could result in significant dilution. Management also hopes to begin to generate commercial orders for its SeaLife 1000 marine paint product which would generate additional cash flow.

If the Company cannot obtain adequate funding or achieve revenues from the sale of its products, it could be required to significantly curtail or even shutdown its operations.

IMPAIRMENT OF GOODWILL

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of May 31, 2004. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment changes. The Company began amortizing it's technologies in the 4th quarter. The technologies are being amortized over 15 years. This is Management's best estimate of the technology's life at this time.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on our financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on our financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on our consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have any effect on our consolidated financial statement presentation or disclosures.

                                  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

RISK RELATED TO OUR BUSINESS

   OUR AUDITORS HAVE A GOING CONCERN QUALIFICATION IN THEIR OPINION CONTAINED IN OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors have added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the year ended May 31, 2004 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern. In addition, if any funds are obtained, it could result in significant dilution.

   WE HAVE INCURRED SUBSTANTIAL LOSSES FROM INCEPTION WHILE REALIZING LIMITED REVENUES AND WE MAY NEVER GENERATE SUBSTANTIAL REVENUES OR BE PROFITABLE IN THE FUTURE.

For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $2,509,140 as of May 31, 2004. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

   OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUT QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

We have a very limited operating history, and have very little revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate meaningful revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

         -  our ability to attract new and repeat customers;

         - our ability to keep current with the evolving requirements of our target market;

         -  our ability to protect our proprietary technology;

         - the ability of our competitors to offer new or enhanced products or services; and

         - unanticipated delays or cost increases with respect to research and development.

Because of these and other factors, we believe comparisons of our results of operations for our fiscal years ending May 31, 2003 and May 31, 2004 are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

   WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We estimate that our company may need to raise up to $2 million of additional capital over the next 12 months to support our operations, meet competitive pressures and/or respond to unanticipated requirements for a period of at least 12 to 15 months. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds will be raised through public and/or private offerings offerings of our common stock.

We cannot assure you that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

   OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS IN THE RESEARCH AND DEVELOPMENT STAGE.

Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our proprietary products may not be commercially available for a number of years, if at all

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

   FAILURE TO ADEQUATELY EXPAND TO ADDRESS EXPANDING MARKET OPPORTUNITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurances that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurances that these practices will be successful.

   WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES.

Our success will depend in part on our ability to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. There can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies.

We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

The processes and know-how of importance to our technology are dependent upon the skills, knowledge and experience of our technical personnel, consultants and advisors and such skills, knowledge and experience are not patentable. To help protect our rights, we require employees, significant consultants and advisors with access to confidential information to enter into confidentiality and proprietary rights agreements. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure.

   WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE DEFENSE OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS OPERATIONS.

We may, from time to time, become involved in litigation regarding intellectual property rights. From time to time, we may receive notices from third parties of potential infringement and claims of potential infringement. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm the businesses and our prospects.

   WE FACE TECHNICAL RISKS ASSOCIATED WITH COMMERCIALIZING OUR TECHNOLOGY WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS RESULTS AND OPERATIONS.

A key to our future success is the ability to produce our products at lower costs than our competitors. Although we are currently utilizing proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated. There can be no assurance that we will continue to produce such products at lower costs than our competitors, nor that our technology will allow us to commercially produce such products at consistent levels.

   WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH COMPETITORS OF PERCEIVED COMPETING TECHNOLOGIES OR DIRECT COMPETITORS THAT MAY ENTER OUR MARKET WITH NEW TECHNOLOGIES.

The market for our products and services is relatively new. Our ability to increase revenues and generate profitability is directly related to our ability to maintain a competitive advantage because of our U.S. Environmental Protection Agency regulatory registration of our leading product, SeaLife 1000tm. However, we face potential direct competition from companies that may enter this market with new competing technologies and with greater financial, marketing and distribution resources than us. These greater resources could permit our competitors to introduce new products and implement extensive advertising and promotional programs, with which we may not be able to compete. As a result, we can provide no assurances that we will be able to compete effectively in the future.

   OUR PRODUCTS MAY BE SUBJECT TO TECHNOLOGICAL OBSOLESCENCE.

Considerable research is underway by competitors and potential future competitors into the causes and solutions for marine, agricultural and remediation environmental solutions. Discovery of new technologies could replace or result in lower than anticipated demand for our products, which would materially adversely effect our operations and could cause us to curtail or cease operations.

   WE HAVE LIMITED HUMAN RESOURCES.

Our growth to date has placed, and our anticipated further expansion of our operations will continue to place, a significant strain on our management, systems and resources. We will need to continue to develop and improve our financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth and materially and adversely affect our business, financial condition and results of operations.

   OUR FUTURE SUCCESS DEPENDS, IN PART, ON OUR KEY PERSONNEL, CONSULTANTS AND PRINCIPAL MANAGEMENT'S CONTINUED PARTICIPATION.

Our ability to successfully develop our products, manage growth and maintain our competitive position will depend, in a large part, on our ability to attract and retain highly qualified management and technologists. The Company is dependent upon its Chief Executive Officer and Chief Financial Officer, President of SeaLife Marine, and Gael Himmah, an independent contractor that acts as our Chief Consulting Scientist, and other members of our management and consulting team. The Company does not maintain Key Man life insurance on any of these employees or consultants. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. Our consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. We address such potential conflicts by requiring that our consultants and independent contractors execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and assignment agreements wherever possible and appropriate.

Gael Himmah, the individual responsible for the development of most of the technology that forms the basis of the Company's products is currently party to a consulting agreement with us. If Mr. Himmah terminates his relationship with the Company, or otherwise is unable to provide services to the Company, it may have a negative effect on the Company's ability to continue development of its current and new product lines. The Company does not carry any key-man life insurance on Mr. Himmah and does not have any plans to do so in the near future.

   WE ARE HIGHLY DEPENDENT ON OUTSIDE CONSULTANTS.

If our consultants or collaborative partners do not perform, we may be unable to develop and bring to market new products as anticipated.

We may in the future enter into consulting arrangements with third parties to develop products. These arrangements may not produce successful products. If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

Our dependence on consulting arrangements with third parties subjects us to a number of risks. These arrangements may not be on terms favorable to us. We cannot absolutely control the amount and timing of resources our consultants may devote to our products, and these third parties may choose to pursue alternative products. These third parties also may not perform their obligations as expected. Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a consultant's or partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our consultants or partners, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

   OUR INABILITY TO ACCESS, OR A CHANGE IN THE PRICES OF, RAW MATERIALS COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

We purchase certain raw materials such as Cuprous Oxide and other biocides, pesticides or toxins - under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. If there is a shortage in these raw materials, or if our suppliers otherwise increase the costs of such materials, this could materially adversely impact our results of operations.

   WE EXPECT OUR BUSINESS TO BE SEASONAL WHICH MEANS THAT WE ANTICIPATE HAVING LESS REVENUE DURING CERTAIN PORTIONS OF THE YEAR.

Management expects our business to be seasonal, with sales and earnings being relatively higher during the outdoor season (such as spring and summer times) and lower during the indoor season (such as fall and winter times). Accordingly, we may show lower revenues during portions of the year which could correspondingly adversely effect the price of our common stock.

RISKS RELATED TO OUR INDUSTRY

   OUR INDUSTRY IS VERY COMPETITIVE, AND WE MAY BE UNABLE TO CONTINUE TO COMPETE EFFECTIVELY IN THIS INDUSTRY IN THE FUTURE.

We are engaged in an industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the markets. Many of our competitors, both in the United States and elsewhere, are major chemical companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

         -  product performance, features and liability;
         -  price;
         -  timing of product introductions;
         - ability to develop, maintain and protect proprietary products and technologies;
         -  sales and distribution capabilities;
         -  technical support and service;
         -  brand loyalty;
         -  applications support; and
         -  breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be materially adversely affected.

   WE ARE SUBJECT TO A WIDE VARIETY OF LOCAL, STATE AND FEDERAL RULES AND REGULATIONS, WHICH COULD RESULT IN UNINTENTIONAL VIOLATIONS OF SUCH LAWS. ALSO, CHANGES IN SUCH LAWS COULD RESULT IN LOSS OF REVENUES.

As a chemical manufacturer, we are subject to a wide variety of local, state and federal rules and regulations. While we believe that our operations are in compliance with all applicable rules and regulations, we can provide no assurances that from time to time unintentional violations of such rules and regulations will not occur. Certain of our products are regulated by the U. S. Environmental Protection Agency and the individual states where marketed. Government regulation results in added costs for compliance activities and increases the risk of losing revenues should regulations change. Also, from time to time we must expend resources to comply with newly adoipted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

RISKS ASSOCIATED WITH OUR COMMON STOCK

   WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. As a result of our limited cash, a number of our employees and consultants have elected to accept a portion of their compensation in shares of our common stock and a portion of these shares have been registered for resale to the public.

   OUR COMMON STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile.

Factors that could cause such volatility in our common stock may include, among other things:

         - actual or anticipated fluctuations in our quarterly operating results;
         -  announcements of technological innovations;
         -  changes in financial estimates by securities analysts;
         -  conditions or trends in our industry; and
         -  changes in the market valuations of other comparable companies.

   OUR COMMON STOCK IS A "PENNY STOCK"

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to
(i)obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and
(iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial  statements  required to this item are presented beginning on page
F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d015(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION WITH RESPECT TO EACH DIRECTOR, NOMINEE AND CERTAIN OFFICERS.

The following table sets forth certain information with respect to each director, nominee, and executive officer of the Company as of August 27, 2004.

                                                                       DIRECTOR/
                                                                        OFFICER
        NAME          AGE                        POSITION                SINCE
------------------    ---    ----------------------------------------  ---------
Robert A. McCaslin    52     President, Chief Financial Officer,          2002
                                Director
J.P. Heyes            75     Vice-President, Secretary, Director          2002
Barre Rorabaugh       62     President, Sealife Marine Products, Inc.     2004

All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

ROBERT A. MCCASLIN

Mr. McCaslin owned, operated and served as a Director and President of the privately held electronics manufacturing company REMCorp from 1996 through 2000. The company was originally acquired to develop and manufacture several of Mr. McCaslin's inventions.

During 2001 Mr. McCaslin acted as a distributor for products invented by Gael Himmah and was engaged in the testing of such products internationally.

In early 2002, Mr. McCaslin formed SeaLife Nevada for the purpose of acquiring rights to certain products invented by Mr. Himmah and served as President and a director of that Company until it was acquired by Sealife Corporation in December of 2002, at which point Mr. McCaslin became President and a director of SeaLife Corporation.

J. P. HEYES

Ms. Heyes served as a Senior Vice-President at REMCorp from 1995-2000. Among Ms. Heyes's primary responsibilities were negotiating manufacturing contracts, business finance and developing a direct TV sales marketing program for the company's products. Ms. Heyes was also responsible for contract negotiations as well as implementing production and supervising off shore manufacturing.

During 2001 Ms. Heyes worked with Mr. McCaslin and acted as a distributor for products invented by Gael Himmah and was engaged in the testing of such products internationally.

In early 2002, Ms. Heyes assisted Mr. McCaslin in forming SeaLife Nevada for the purpose of acquiring rights to certain products invented by Mr. Himmah and served as Secretary and a director of that Company until it was acquired by Sealife Corporation in December of 2002, at which point Ms. Heyes became Vice-President, Secretary and a director of SeaLife Corporation.

BARRE RORABAUGH

Mr. Rorabaugh has served as President of SeaLife Marine Products, Inc., an indirect wholly-owned subsidiary of the Company, since June 2004. From April 1997 to January 2001, Mr. Rorabaugh was Senior Vice President of Princeton
Graphics Systems, a computer monitor manufacturer and marketer. From November 2001 to January 2003, Mr. Rorabaugh served as Chief Operating Officer and Chief Financial Officer of International Medical Research, a nutritional supplement company. Most recently, from February 2003 to May 2004, Mr. Rorabaugh served as Chief Executive Officer and Vice-President, Finance of Neurosmith, a toy company.

Mr. Rorabaugh served as a director of Everest & Jennings from 1989 to 1993. Mr. Rorabaugh also served as a director of ProHealth, a nutritional supplement company from 1999-2003 and Southwest Windpower, a manufacturer of micro wind generators from 1999 to 2003.

SIGNIFICANT EMPLOYEES/CONSULTANTS

Gael C. Himmah is the Company's Chief Consulting Scientist pursuant to a Consulting Agreement dated June 30, 2002, as amended. Dr. Himmah founded Ecosys International ("Ecosys") in 1984. The Company originally acquired most of its technology from Ecosys. Ecosys is a worldwide environmental technologies resource company. Ecosys formulates and markets highly innovative bio-tech products that provide environmentally compatible pollution solutions, biodegrading ("cleaning") contaminants such as gasoline, oil, diesel, toxic wastes, animal wastes, municipal wastewater, pesticides, chemicals, etc. Ecosys also markets innovative agricultural products formulated to increase crop production while requiring significantly less water, fertilizers and pesticides. Ecosys products clean toxic chemicals from soils, oceans, rivers and lakes. Ecosys markets products extensively throughout the United States, Europe & Asia utilizing local distributors and service companies. Ecosys conducts ongoing research and development into environmentally enhancing bio-remediation products. Ecosys products are federally and internationally registered and meet the guidelines of the EPA and the USDA. Dr. Himmah received a B.S. in Bioscience from the University of California Berkley and an honorary Ph.D. in Bioscience from upper Iowa University in Fayette, Iowa.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee currently consists of all of the members of the Board of Directors of the Company. Neither of the directors is considered "independent" under Rule 4200(a)(15)of the National Association of Securities Dealers listing standards. Our board of directors has determined that neither director is an "audit committee financial expert," as defined by the rules and regulations of the Securities and Exchange Commission. The Board has determined that it is not feasible to recruit an audit committee financial expert until the Company fully emerges from its development stage.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended May 31, 2003, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except as follows: Mr. McCaslin filed ten late reports, covering fourteen transactions not reported on a timely basis; Ms. Heyes filed four late reports covering fourteen transactions that were not reported on a timely basis.

CODE OF ETHICS DISCLOSURE

The Company has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

1.    EXECUTIVE COMPENSATION

The following tables set forth certain information as to the Company's President and Chief Financial Officer, Vice-President and Secretary, and the President of the Company's indirect wholly-owned subsidiary, Sealife Marine (the "Named Executive Officers"). No other executive officer of the Company had compensation in excess of $100,000 during the period.

SUMMARY COMPENSATION TABLE*

                                             ANNUAL COMPENSATION
NAME AND PRINCIPAL          FISCAL       ----------------------------
POSITION (1)                 YEAR        SALARY(1)    BONUS     OTHER
-----------------------     ------       ---------    -----     -----

Robert A. McCaslin           2003        $226,000(2)    --        --
President and                2002          50,000       --        --
Chief Financial Officer      2001            --         --        --

J.P. Heyes(2)                2003        $226,000(2)    --        --
Secretary and                2002          50,000       --        --
Vice-President               2001            --         --        --

----------
*Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

(1) Each Named Executive Officer elected to receive $50,000 of their respective salaries for Fiscal 2002, and $40,000 of their respective salaries for Fiscal 2003, in Company common stock, which was issued to each Named Executive Officer at a price of $0.30 per share upon the filing of a Registration Statement on Form S-8 by the Company on October 17, 2003.

     Each Named Officer has also deferred, at their election, payment of $32,250 due under their Employment Agreements for Fiscal 2003, which Employment Agreements are described under the heading "Employment Agreements with Executive Officers" below.

(2) Comprised of shares valued $40,000 as described in Note (1) above, shares valued at $60,000 as described below, shares valued at $93,750 as described below, and $32,250 of deferred compensation as described in Note (1).

     Each named officer was issued 300,000 shares of Company common stock on January 10, 2004, in payment of the Company's debt to them for accrued salaries for Oct 1, 2003 through Dec 31, 2003, which were each valued at $60,000. The shares were issued to the Named Executive Officers at $0.20 per share, a 33% discount on the $0.56 closing price of the shares on the Over-the-Counter Bulletin Board on November 19, 2003, the date the Named Executive Officers agreed to accept Company common shares in lieu of cash compensation. The closing price of the shares on the Over-the-Counter Bulletin Board on January 9, 2004 was $0.56 per share.

     Each Named Executive Officer was issued 206,044 shares of Company common stock on March 26, 2004 in payment of the Company's debt to them for accrued salaries under their Employment Agreements, which were valued at approximately $93,750. The shares were issued to the Named Executive Officers at $0.455 per share. The closing price of the shares on the Over-the-Counter Bulletin Board on March 26, 2004 was $0.97 per share.


OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officers during the fiscal year ended May 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

No Named Executive Officers held or exercised any options during Fiscal 2003.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

No Named Executive Officers received any award under a Long-Term Incentive Plan during Fiscal 2003.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Effective January 1, 2004, the Company entered into an executive employment agreement with Robert A. McCaslin. Under the executive employment agreement Mr. McCaslin is entitled to a salary of $300,000 per year in exchange for services rendered as President and Chief Executive Officer of the Company. The term of employment is six (6) years. Upon termination for reasons other than cause, Mr. McCaslin may be entitled to severance payments of up to eighteen (18) months of base salary if Mr. McCaslin is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Mr. McCaslin is terminated for failure to fulfill job functions.

Effective January 1, 2004, the Company entered into an executive employment agreement with J.P. Heyes. Under the executive employment agreement Ms. Heyes is entitled to a salary of $300,000 per year in exchange for services rendered as Vice-President of the Company. The term of employment is four (4) years. Upon termination for reasons other than cause, Ms. Heyes may be entitled to severance payments of up to eighteen (18) months of base salary if Ms. Heyes is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Ms. Heyes is terminated for failure to fulfill job functions.

COMPENSATION OF DIRECTORS

Our Directors do not receive any compensation for their services as Directors. No compensation was paid or accrued during the last three fiscal years by the Company to any directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth as of August 27, 2004, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,
(ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Sealife Corporation, 5601 W. Slauson Avenue, Culver City, California 90230.

                                    NUMBER OF SHARES         PERCENT OF CLASS
                                   BENEFICIALLY OWNED       BENEFICIALLY OWNED
                                   ------------------       ------------------

DIRECTORS:
Robert A. McCaslin                     3,704,544                   22.3%
J.P. Heyes                             1,565,044                    9.4%
Barre Rorabaugh                          108,333                     *

5% HOLDERS:
Gael Himmah                            1,240,820                    7.5%

All directors and executive
  officers as a group (two
  persons)                             5,377,921                   32.4%
----------
       *      Less than 1%.

The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN.

There are no securities authorized for issuance under any Equity Compensation Plan of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no proposed transactions or series of related transactions, nor were there any transactions or series of related transactions during Fiscal 2002 and 2003, to which the Company was a party, in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

      (a)(1) The Financial Statements listed below are incorporated herein as a part of Item 7.

             - Independent Auditors' Report
             - Consolidated Balance Sheets at May 31, 2003 and 2004
             - Consolidated Statement of Income for the years ended May 31, 2003 and 2004
             - Consolidated  Changes of Stockholders' Equity for  the year ended
               May 31, 2004
             - Consolidated Statement of Cash Flows for  the years ended May 31,
               2003 and 2004
             - Notes to Consolidated Financial Statements

      (a)(3) Exhibits

      The following documents are included or incorporated by reference:

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------

     3.1    Restated Certificate of Incorporation of SeaLife Corporation (1)

     3.2    Bylaws of SeaLife Corporation (1)

     10.1   Consulting Agreement with Gael Himmah (1)

     10.2 Sales Force Agreement, by and between Sealife Marine Products, Inc. and Brokers Unlimited, Inc., dated January 21, 2004 (2)

     14.1   Code of Ethics

     21.1   Subsidiaries of the Company

     24.1   Power of Attorney (see Signature Page)

     31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to pursuant Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the period ended May 31, 2003, dated September 19, 2003.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 15, 2004.


B.    REPORTS ON 8-K

      Current Report on Form 8-K filed on August 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Pollard-Kelley Auditing Services, Inc. ("Pollard-Kelley"), our independent public accountants, billed us an aggregate of approximately $10,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended May 31, 2004 ("Fiscal 2003") and the reviews of the financial statements included in our Form 10-QSBs for Fiscal 2003. Terance L. Kelley ("Mr. Kelley"), our former independent public accountant, billed us an aggregate of $12,000 for professional services rendered for the audit of our financial statements for the fiscal year ended May 31, 2003 ("Fiscal 2002"), and the reviews of the financial statements included in our Form 10-QSBs for Fiscal 2002.

AUDIT-RELATED FEES

Pollard-Kelley and Mr. Kelley billed us an aggregate of $0 in fees for assurance and related services related to the audit of our annual financial statements for Fiscal 2003 and Fiscal 2002, respectively.

TAX FEES

Pollard-Kelley and Mr. Kelley billed us an aggregate of $0 in fees for tax compliance, tax advice, and tax planning services for Fiscal 2003 and 2002, respectively.

ALL OTHER FEES

Pollard-Kelley and Mr. Kelley billed us an aggregate of approximately $0 for all other services performed in Fiscal 2003 and 2002, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of Fiscal 2003 and 2002, our Audit Committee pre-approved 100% of the services described above.

                                   SIGNATURES

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of September 2004.



Date:  September 14, 2004     SEALIFE  CORPORATION


                              By: /S/ ROBERT A. MCCASLIN
                                 -----------------------------------------------
                                 Robert A. McCaslin
                                 President, Chief Financial Officer and Director


                                POWER OF ATTORNEY

The undersigned directors and officers of SeaLife Corporation do hereby constitute and appoint Robert A. McCaslin and J.P. Heyes, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 14, 2004
                           By: /S/ ROBERT A. MCCASLIN
                               -----------------------------------------------
                               Robert A. McCaslin
                               President, Chief Financial Officer and Director

Date: September 14, 2004
                           By: /S/ J.P. HEYES
                               -----------------------------------------------
                               J.P. Heyes
                               Secretary and Director

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------

      3.1   Restated Certificate of Incorporation of SeaLife Corporation (1)

      3.2   Bylaws of SeaLife Corporation (1)

      10.1  Consulting Agreement with Gael Himmah (1)

      10.2 Sales Force Agreement, by and between Sealife Marine Products, Inc. and Brokers Unlimited, Inc., dated January 21, 2004 (2)

      14.1  Code of Ethics

      21.1  Subsidiaries of the Company

      24.1  Power of Attorney (see Signature Page)

      31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to pursuant Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the period ended May 31, 2003, dated September 19, 2003.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 15, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Sealife Corporation and Subsidiaries

We have audited the accompanying balance sheets of Sealife Corporation and Subsidiaries (a Development Stage Company) as of May 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at May 31, 2004 and 2003, and the results of its operations and it cash flows for each of the two years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
August 28, 2004

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2004 and 2003
                                                        May 31,        May 31,
                                                         2004           2003
                                                     -----------    -----------
                  ASSETS
Current Assets
     Cash ........................................   $    34,056    $       558
     Inventory ...................................         6,000          6,000
     Prepaid expenses ............................       403,332           --
                                                     -----------    -----------
          Total Current Assets ...................       443,388          6,558
Other Assets
     Technology ..................................     1,735,309      1,335,309
     Less: accumulated amortization ..............      (189,512)       (81,602)
                                                     -----------    -----------
                                                       1,545,797      1,253,707
                                                     -----------    -----------

          Total Assets ...........................   $ 1,989,185    $ 1,260,265
                                                     ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable ...............................   $   130,000    $      --
     Accounts payable ............................        54,531        121,300
     Accounts payable - shareholders .............        61,130         63,693
     Accrued wages ...............................        64,560           --
     Accrued interest ............................         4,584           --
     Accrued payroll taxes .......................         8,382           --
     Current portion of long-term debt ...........         3,291          1,920
                                                     -----------    -----------

          Total Current Liabilities ..............       326,478        186,913

Long-Term Debt
     Notes payable ...............................       315,025        281,414

Stockholders' Equity
     Common stock ................................         1,454            956
     Additional paid in capital ..................     3,855,368      1,493,067
     Retained deficit ............................    (2,509,140)      (702,085)
                                                     -----------    -----------
                                                       1,347,682        791,938
                                                     -----------    -----------

          Total Liabilities and Stockholders'
               Equity ............................   $ 1,989,185    $ 1,260,265
                                                     ===========    ===========

See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended June 30, 2004 and 2004 and For the
     Period From April 4, 2002 (Date of Inception) Through May 31, 2004 (Since Inception)


                                      May 31,          May 31,         Since
                                       2004             2003         Inception
                                    -----------     -----------     -----------


Sales ..........................    $    27,416     $    38,402     $    65,818

Cost of sales ..................        125,386          76,424         201,810
                                    -----------     -----------     -----------

     Gross Profit ..............        (97,970)        (38,022)       (135,992)


Sales and marketing ............         26,712          58,618          85,330
General and administrative .....      1,682,373         590,719       2,287,818
                                    -----------     -----------     -----------
                                      1,709,085         649,337       2,373,148
                                    -----------     -----------     -----------

Net Loss .......................    $(1,807,055)    $  (687,359)    $(2,509,140)
                                    ===========     ===========     ===========

See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
For the Period from April 4, 2002 (Date of Inception) to May 31, 2004

                                                                                       ADDITIONAL
                              PREFERRED STOCK                  COMMON STOCK              PAID IN         RETAINED
                           SHARES          AMOUNT          SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balance at Inception .          --      $       --              --     $       --      $       --      $       --      $       --
   Stock for services           --              --           125,000          1,250            --              --             1,250
   Contributed capital          --              --         2,125,000         21,250          43,750            --            65,000
   Sale of stock .....          --              --            81,500            815          80,685            --            81,500
   Net loss for the
      period .........          --              --              --             --              --           (14,726)        (14,726)
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balance at
  June 30, 2003 ......          --              --         2,331,500         23,315         124,435         (14,726)        133,024
  Stock for services .          --              --             6,500              7           6,493            --             6,500
  Sale of stock ......          --              --           179,200            179         179,021            --           179,200
  SeaLife merger/par
     value change ....     2,000,000             200       4,109,646        (22,838)     17,089,260     (17,066,617)              5
  Recapitalization ...          --              --              --             --       (17,066,617)     17,066,617            --
  Cancel of preferred     (1,840,000)           (184)           --             --               184            --              --
  Conversion of
     preferred .......      (160,000)            (16)      1,600,000            160            (144)           --              --
  Stock for debt .....          --              --         1,000,000            100         999,900            --         1,000,000
  Stock for services .          --              --           331,960             33         160,535            --           160,568
  Net loss for the
     period ..........          --              --              --             --              --          (687,359)       (687,359)
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balance May 31, 2003 .          --              --         9,558,806            956       1,493,067        (702,085)        791,938
  Stock for services .          --              --         4,261,088            426       1,833,134            --         1,833,560
  Stock for Technology          --              --           400,000             40         399,960            --           400,000
  Sale of stock ......          --              --           316,261             32         129,207            --           129,239
  Net loss for the
     period ..........          --              --              --             --              --        (1,807,055)     (1,807,055)
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balance May 31, 2004 .          --      $       --        14,536,155   $      1,454    $  3,855,368    $ (2,509,140)   $  1,347,682
                        ============    ============    ============   ============    ============    ============    ============

See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2004 and 2004 and For the
     Period From April 4, 2002 (Date of Inception) Through May 31, 2004
     (Since Inception)

                                                        May 31,       May 31,         Since
                                                         2004          2003         Inception
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ....................................   $(1,807,055)   $  (687,359)   $(2,509,140)
     Adjustments to reconcile net loss to net
       cash provided used in operating activities
          Amortization ...........................       107,910         81,602        189,512
          Stock for services expenses ............     1,474,228        167,068      1,642,546
       Changes in Current Assets and liabilities:
          (Increase) in Inventories ..............          --           (6,000)        (6,000)
          (Increase) in Prepaid expenses .........       (44,000)          --          (44,000)
          (Decrease) Increase in Accounts payables       (66,769)       120,856         54,531
          Increase in Accrued wages ..............        64,560           --           64,560
          Increase in Accrued interest ...........        39,566         63,025        102,591
           Increase in Accrued payroll taxes .....         8,382         63,025          8,382
                                                     -----------    -----------    -----------
          NET CASH (USED) BY
               OPERATING ACTIVITIES ..............      (223,178)      (197,783)      (497,018)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Technologies ....................          --             --       (1,335,309)
                                                     -----------    -----------    -----------
          NET CASH (USED) BY
               INVESTING ACTIVITIES ..............          --             --       (1,335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of Common stock ........................       129,239        179,200        454,939
     Increase in Notes payable ...................       130,000        130,000
     Increase in Long-term debt ..................          --             --        1,220,309
     (Decrease) Increase in Accounts payable SH ..        (2,563)        63,693         61,130
                                                     -----------    -----------    -----------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..............       256,676        242,893      1,866,378
                                                     -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH ..................        33,498         45,110         34,051
CASH AT BEGINNING OF PERIOD ......................           558         18,468           --
CASH OBTAINED IN MERGER ..........................          --                5              5
                                                     -----------    -----------    -----------
CASH AT END OF PERIOD ............................   $    34,056    $    63,583    $    34,056
                                                     ===========    ===========    ===========

See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

SeaLife Corp., a Nevada corporation ("SeaLife Nevada"), was incorporated on January 21, 2002. On February 4, 2002, SeaLife Nevada formed a wholly owned subsidiary, SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on the marine product applications of the Technologies owned.

On June 30, 2002, SeaLife Nevada entered into an agreement with the three shareholders' of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for 2,100,000 million shares of SeaLife Nevada's common stock. The agreement was to be effective July 1, 2002. At the time of acquisition, Division G, Inc. assets consisted of ownership of all rights in perpetuity to
GreaseBeat(TM), a grease treatment and cleaner, Soil ResQ(TM), a soil Bio-remediation product, OilEx(TM), a soil detoxification and rebuilding product, and MuniMix(TM) a sewer clean-up and detoxification product. All productions were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition and remains dormant to this day.

On July 31, 2002, SeaLife Nevada formed a wholly owned subsidiary, Proterra Technologies, Inc., a California corporation. The subsidiary was formed to concentrate on the agricultural product applications.

On December 20, 2002, SeaLife Nevada was acquired by SeaLife Corporation, a Delaware corporation (formerly Integrated Enterprises, Inc.), a public reporting corporation (the "Company"). The Company was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. At the same time as the merger, the Company affected a 15 to 1 reverse stock split.

A corporate history of the Company is as follows:

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

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED


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

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

On December 17, 2002, the Company acquired all of the issued and outstanding shares of SeaLife Nevada in exchange for a substantial majority of the common stock of the Company.

The Company is in the marine paint, agricultural and remediation product businesses.

BASIS OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company, SeaLife Nevada, a wholly-owned subsidiary of the Company, and SeaLife Marine Products, Inc., Proterra Technologies, Inc. and Division G, Inc., SeaLife Nevada's three wholly-owned subsidiaries. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

CASH AND CASH EQUIVALENTS:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

INCOME TAXES:

The Company accounts for income taxes under a method which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at May 31, 2004 is approximately $2,250,000.

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

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 2 - TECHNOLOGIES

SeaLife Marine entered into an asset purchase agreement to acquire certain technologies from a third party developer on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

1. Patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.
2. All rights in perpetuity in and to SeaLife 1000, SeaLife 2000 (now known as SeaLife 1000 OutDrive(TM)), and SeaLife 3000 (now known as SeaLife 1000 XP(TM)), present and future marine coating and all modifications, variations, enhancements and improvements thereon.
3.       Full power to enforce its ownership interests.

SeaLife 1000 is a solvent based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive results.

SeaLife 1000 OutDrive(TM) is a water based, anti-fouling coating for submerged marine use. This product is in the early stages of development.

SeaLife 1000 XP(TM) is a water based coating with an advanced anti-rust additives for the above water application. This product is in the early stages of development.

The purchased technologies are being amortized on the straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of product life at this time.

On September 17, 2003 the Company entered into an agreement with Gael Himmah to purchase all proprietary rights and interests in four products and processes developed by him. Two of the products are for the agriculture market and the other two appeal to a broader market and are for soil recovery. The purchase price was $400,000 and was paid with 400,000 shares of the Company's common stock. These proprietary rights and interests are being amortized on a straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of the product life at this time.

Amortization expense for the periods is as follows:

                                    ENDED:
                                 MAY 31, 2004      MAY 31, 2003      INCEPTION
                                 ------------      ------------      ---------
         Amortization              $107,910          $81,602          $189,512

All of the technologies acquired by the Company are referred to herein as the "Technologies."

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 2 - TECHNOLOGIES- CONTINUED

Future amortization expense for the next five years is as follows:

                          2005     $115,688
                          2006     $115,688
                          2007     $115,688
                          2008     $115,688
                          2009     $115,688

NOTE 3 - NOTES PAYABLE

CURRENT NOTES PAYABLE:

On January 9, 2004, the Company, in connection with a consulting contract, entered into a $30,000 note with an individual. The note is due January 8, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at May 31, 2004 and 2003 was $30,000 and $0 respectively.

On January 9, 2004, the Company, in connection with a consulting contract, entered into a $100,000 note with an individual. The note is due January 8, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at May 31, 2004 and 2003 was $100,000 and $0 respectively.

LONG - TERM DEBT - NOTES PAYABLE:

In connection with the technologies purchased from Division G, Inc. on June 30, 2003, the Company entered into a ten-year note for $1,220,309. The note is to be paid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment shall be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003, the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at May 31, 2004 and 2003 including accrued interest was $303,816 and $283,334 respectively.

At May 31, 2004, there remained $3,291 past due on the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 3 - NOTES PAYABLE - CONTINUED

On June 14, 2003, the Company borrowed $14,500 from an individual. The note is due June 14, 2008, is unsecured, and does not call for any payments until maturity. The interest rate is 7.5% per annum. The balance of the note at May 31, 2004 and 2003 was $14,500 and $0 respectively.

Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company has 50,000,000 shares of $.0001 par value Common Stock authorized. At May 31, 2004 and 2003, the Company had 14,536,155 and 9,558,806 shares outstanding respectively.

During the year ended May 31, 2004, the Company issued 4,661,088 shares of Common Stock for services and proprietary rights. The shares issued and value assigned for these shares are as follows:

                  SERVICE                         SHARES            VALUE
     ------------------------------------       ----------       ----------

     Business Consulting ................        1,664,000       $  963,120
     Legal Services .....................          385,000          205,000
     Officer Salaries ...................        1,612,088          365,440
     Proprietary Rights .................          400,000          400,000
     Product Consulting .................          300,000          300,000
                                                ----------       ----------

     Total Stock for Services ...........        4,661,088       $2,233,560
                                                ==========       ==========

NOTE 5- PREFERRED STOCK

The public shell had 2,000,000 shares of convertible preferred stock outstanding at the date of merger. These had conversion rights of 10 shares of common for each share of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock. The remaining 160,000 shares were converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the original shareholders of the Company on the date prior to the merger.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 6 - CONSULTING AGREEMENT

On June 30, 2002 SeaLife Marine Products, Inc. entered into a consulting agreement with the developer of the Technologies for his advice in the use and improvement of the acquired Technologies. This agreement was assigned to the Company and revised on January 1, 2003. The consultant is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products.

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2003, and $12,000 per month thereafter until September 1, 2007. During the year the consultant agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8). In addition during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. At May 31, 2004, the Company owed the consultant $35,000 under this agreement.

The Company entered into four separate business-consulting agreements in March of 2004. These agreements are for one year, ending in March 2005. The compensation to be paid pursuant to the agreements is 800,000 shares of the Company's common stock valued at $440,000. $359,332 was recorded as Prepaid expense in connection with these agreements at May 31, 2004.

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

NOTE 8 - RELATED PARTIES

At May 31, 2004 and 2003, the Company owed two major shareholders $61,130 and $63,693 respectively for monies advanced the Company. The amounts due are non-interest bearing and have no priority in liquidation.

The Company owed its two officers $64,560 for wages at May 31, 2004.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

NOTE 8 - RELATED PARTIES - CONTINUED

On January 1, 2004 the Company entered into a 5-year employment contract with the President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000 a year, with certain vacation and sick days. The Company is required to maintain an office and certain death benefits during the term of the contract.

On January 1, 2004 the Company entered into a 4-year employment contract with the Vice President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000, with annual reviews and the participation in an incentive program when adopted.

The Company also owed a consultant and the developer of the Technologies $35,000 on the consulting agreements, $3,291 past due on the loan agreement and $303,816, the balance of the loan at May 31, 2004.

During the year ended May 31, 2004, the Company issued 1,612,088 shares to its two officers for compensation.

During the year ended May 31, 2004 the Company issued 300,000 shares to the consultant and developer of the Technologies for product consulting and 400,000 shares for proprietary rights to four products and processes.

NOTE 9 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date. The Company was advised on January 23, 2004 that the SEC Staff intends to recommend that the SEC file enforcement proceedings against the Company and its Chief Executive Officer for alleged violations of sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(d)1 and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1 and 16a-3 thereunder. The ultimate disposition of this matter is unknown at this date.