Form 10QSB
period 2004-09-30
SEALIFE CORP
filed 2004-11-04
CIK 749753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-QSB
                                   ----------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-13895

                                   ----------
                               SEALIFE CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                                   ----------

              DELAWARE                                        34-1444240
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        DENTIFICATION NUMBER)

5601 W. SLAUSON AVENUE, CULVER CITY,                            90230
             CALIFORNIA                                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)


                                 (310) 338-9757
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)

                         FORMER FISCAL YEAR END: MAY 31
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)
                                   ----------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.


     The number of shares outstanding of the issuer's Common Stock, as of October 25, 2004, was 15,009,043.


     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

This Quarterly Report on Form 10-QSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other information detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, our ability to raise additional capital, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, the Company's future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and accompanying notes.


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On August 20, 2004, the Company changed its fiscal year end from May 31 to December 31. This report is being filed based on the date which is the end of the quarterly period of our new fiscal year, September 30, 2004. Therefore, this report includes both financial statements for the quarterly period ended September 30, 2004, and the one month period ended June 30, 2004.

Consolidated Financial Statements (unaudited)

     o    Consolidated Balance Sheets at September 30, 2004 and May 31, 2004

     o Consolidated Statement of Income for the one month ended June 30, 2004 and 2003, three months ended September 30, 2004 and 2003 and the four months ended September 30, 2004 and 2003.

     o    Consolidated Changes of Stockholders' Equity

     o Consolidated Statements of Cash Flows for the four months ended September 30, 2004 and September 30, 2003

     o    Notes to Interim Stockholders Equity

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and May 31, 2004
                                                    September 30,     May 31,
                                                        2004            2004
                                                     -----------    -----------
                     ASSETS
Current Assets
 Cash ............................................   $    24,658    $    34,056
 Inventory .......................................        13,174          6,000
 Accounts receivable .............................        60,342
 Prepaid expenses ................................       291,347        403,332
                                                     -----------    -----------
      Total Current Assets .......................       389,521        443,388
Other Assets
 Technology ......................................     1,735,309      1,735,309
 Less: accumulated amortization ..................      (228,076)      (189,512)
                                                     -----------    -----------
                                                       1,507,233      1,545,797
                                                     -----------    -----------

      Total Assets ...............................   $ 1,896,754    $ 1,989,185
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable ...................................   $   130,000    $   130,000
 Accounts payable ................................        60,144         54,531
 Accounts payable - shareholders .................        81,130         61,130
 Accrued wages ...................................       233,132         64,560
 Accrued interest ................................        15,042          4,584
 Accrued payroll taxes ...........................         8,382          8,382
 Current portion of long-term debt ...............         8,633          3,291
                                                     -----------    -----------
      Total Current Liabilities ..................       536,463        326,478
Long-Term Debt
 Notes payable ...................................       309,683        315,025
                                                     -----------    -----------
      Total Liabilities ..........................       846,146        641,503
Stockholders' Equity
 Common stock ....................................         1,509          1,454
 Additional paid in capital ......................     4,158,296      3,855,368
 Retained deficit ................................    (3,109,197)    (2,509,140)
                                                     -----------    -----------
                                                       1,050,608      1,347,682
                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity .   $ 1,896,754    $ 1,989,185
                                                     ===========    ===========

Unaudited - see accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the one month ended June 30, 2004 and 2003


                                                     June 30,          June 30,
                                                       2004              2003
                                                     --------          --------

Sales ......................................         $   --            $    300

Cost of sales ..............................             --                --
                                                     --------          --------

               Gross Profit ................             --                 300

Sales and marketing ........................              427                18

General and administrative .................           94,368            11,123
                                                     --------          --------

                                                       94,795            11,141
                                                     --------          --------

Net Loss ...................................         $(94,795)         $(10,841)
                                                     ========          ========

Unaudited - see accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the three months ended September 30, 2004 and 2003

                                                        Three months ended
                                                          September 30,
                                                   ----------------------------
                                                      2004               2003
                                                   ---------          ---------

Sales ....................................         $ 106,842          $   2,374

Cost of sales ............................            56,091                 80
                                                   ---------          ---------

             Gross Profit ................            50,751              2,294

Sales and marketing ......................             7,837              6,562

General and administrative ...............           548,177             20,065
                                                   ---------          ---------

                                                     556,014             26,627

Net Loss .................................         $(505,263)         $ (24,333)
                                                   =========          =========

Unaudited - see accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the four months ended September 30, 2004 and 2003

                                                        Four Months Ended
                                                          September 30,
                                                   ----------------------------
                                                     2004                2003
                                                   ---------          ---------

Sales ....................................         $ 106,842          $   2,674

Cost of sales ............................            56,091                 80
                                                   ---------          ---------

             Gross Profit ................            50,751              2,594

Sales and marketing ......................             8,263              6,580

General and administrative ...............           642,545             31,188
                                                   ---------          ---------

                                                     650,808             37,768

Net Loss .................................         $(600,057)         $ (35,174)
                                                   =========          =========

Unaudited - see accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
For the Period Ended September 30, 2004

                                                                                        ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK           PAID IN      RETAINED
                                  SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance May 31, 2004 .......        --      $      --      14,536,155   $     1,454   $ 3,855,368   $(2,509,140)   $ 1,347,682


     Stock for services ....        --             --         397,914            40       290,477          --          290,517

     Sale of stock .........        --             --          14,577            15        12,451          --           12,466

     Net loss for the period        --             --            --            --            --        (600,057)      (600,057)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance September 30, 2004 .        --       $     --      14,948,646    $     1,509   $ 4,158,296   $(3,109,197)   $ 1,050,608
                               ===========   ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the four months ended September 30, 2004 and 2003

                                                              September 30,
                                                         ----------------------
                                                           2004          2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ........................................   $(600,057)   $ (35,174)
     Adjustments to reconcile net loss to net
       cash provided used in operating activities
          Amortization ...............................     185,231         --
          Stock for services expenses ................     255,835         --
       Changes in Current Assets and liabilities:
          (Increase) in Accounts Receivable ..........     (60,342)        --
          (Increase) in Inventories ..................      (7,174)        --
          Increase in Accounts payable ...............       5,613        1,077
          Increase in Accrued wages ..................     168,572         --
          Increase in Accrued interest ...............      10,458         --
                                                         ---------    ---------
          NET CASH (USED) BY
               OPERATING ACTIVITIES ..................     (41,864)     (34,097)


CASH FLOWS FROM FINANCING ACTIVITIES
     Investor proceeds ...............................      12,466       40,000
     Increase in Notes payable .......................        --          1,028
     Increase (Decrease) in Accounts payable
         Shareholders ................................      20,000       (3,855)
                                                         ---------    ---------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..................      32,466       37,173
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................      (9,398)       3,076

CASH AT BEGINNING OF PERIOD ..........................      34,056          558
                                                         ---------    ---------
CASH AT END OF PERIOD ................................   $  24,658    $   3,634
                                                         =========    =========

See accompanying notes and accountant's report.

                    SEALIFE CORPORATION AND ITS SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

SeaLife Corp., a Nevada corporation ("SeaLife Nevada"), was incorporated on January 21, 2002. On February 4, 2002, SeaLife Nevada formed a wholly owned subsidiary, SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on the marine product applications of the Technologies owned.

On June 30, 2002, SeaLife Nevada entered into an agreement with the three shareholders' of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for 2,100,000 million shares of SeaLife Nevada's common stock. The agreement was to be effective July 1, 2002. At the time of acquisition, Division G, Inc. assets consisted of ownership of all rights in perpetuity to
GreaseBeast(TM), a grease treatment and cleaner, Soil ResQ(TM), a soil conditioning product, OilEx(TM), a soil detoxification and rebuilding product, and MuniMix(TM) a sewer clean-up and detoxification product. All products were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition and remains dormant to this day.

On July 31, 2002, SeaLife Nevada formed a wholly owned subsidiary, Proterra Technologies, Inc., a California corporation. The subsidiary was formed to concentrate on agricultural product applications.

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

     1-   All of the assets of the Trust were sold to FRG;

     2-   FRG assumed all of the Trust's liabilities and obligations;

     3- Each issued and outstanding share of the Trust was converted into one share of FRG common stock; and

     4-   The Trust was terminated.

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

Income Taxes:

The Company accounts for income taxes under a method which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at September 30, 2004 is approximately $2,675,000.

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

Development Stage:

Until June 1, 2004, Sealife Corporation and Subsidiaries were development stage companies as defined under Statements of Financial Accounting Standards No. 7

NOTE 2 - TECHNOLOGIES

SeaLife Marine entered into an asset purchase agreement to acquire certain technologies from a third party developer on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

     1- Patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.

     2- All rights in perpetuity in and to SeaLife 1000, SeaLife 2000 (now known as SeaLife 1000 OutDrive(TM)), and SeaLife 3000 (now known as SeaLife 1000 XP(TM)), present and future marine coating and all modifications, variations, enhancements and improvements thereon.

     3-   Full power to enforce its ownership interests.

SeaLife 1000 is a solvent based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive results.

SeaLife 1000 OutDrive(TM) is a solvent-based, anti-fouling coating for submerged marine use. This product is in the early stages of development.

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

Amortization expense for the periods is as follows:

                                                 PERIOD ENDED:
                                 SEPTEMBER 30, 2004           SEPTEMBER 30, 2000
                                 ------------------           ------------------
AMORTIZATION                     $ 38,564                     $     -0-


Future amortization expense for the next five years is as follows:

                2005     $115,688
                2006     $115,688
                2007     $115,688
                2008     $115,688
                2009     $115,688

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

LONG-TERM DEBT - NOTES PAYABLE:

In connection with the purchase of the Technologies on June 30, 2003 the Company entered into a ten-year note for $1,220,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment is to be paid monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at September 30, 2004 and May 31, 2004 was $309,683.

At September 30, 2004 there remained $8,633 past due on the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default.

On June 14, 2003 the Company borrowed $14,500 from an individual. The note is due June 14, 2008, unsecured, and does not call for any payments until maturity. The interest rate is 7.5% per annum. The balance of the note at September 30, 2004 and May 31, 2004 was $14,500.

Because of the repayment schedule of the June 30, 2003 note and an inability to accurately forecast future sales, maturities on long-term debt annually cannot be computed.

NOTE 4 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At September 30, 2004 and May 31, 2004 the Company had 14,948,646 and 14,536,155
shares outstanding respectively.

During the four-month period ended September 30, 2004 the Company issued 397,914 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

                      SERVICE                       SHARES           VALUE
     --------------------------------------        --------        --------

     Legal Services .......................         149,404        $109,065
     Officer Salaries .....................         107,688          78,652
     Product Consulting ...................         140,822         102,800
                                                   --------        --------

     Total Stock for Services .............         397,914        $290,517
                                                   ========        ========

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

NOTE 6 - CONSULTING AGREEMENTS

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

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the year the consultant agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 8). In addition, during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. At September 30, 2004, the Company owed the consultant $103,750 under this agreement.

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

NOTE 8 - RELATED PARTIES

At September 30, 2004 and 2003 the Company owed two major shareholders $81,130 and $61,130 respectively for monies advanced the Company. The amounts due are non-interest bearing and have no priority in liquidation.

The Company owed two of its officers $164,560 and $64,560 for wages at September 30, 2004 and May 31, 2004, respectively.

On January 1, 2004 the Company entered into a 5-year employment contract with the President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000 a year, with certain vacation and sick days. The Company is required to maintain an office and certain death benefits during the term of the contract. On October 29, 2004 the contract was amended to provide for annual compensation of $200,000 per year.

On January 1, 2004 the Company entered into a 4-year employment contract with the Vice-President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000, with annual reviews and the participation in an incentive program when adopted. On October 29, 2004 the contract was amended to provide for annual compensation of $100,000 per year.

The Company also owes the consultant and the developer of the Technologies $103,750 on the consulting agreements, $8,633 past due on the loan agreement and $309,683, the balance of the loan at September 30, 2004. During the four-month period ended September 30, 2004 the Company issued 140,822 shares to the consultant for product consulting.

During the period ended September 30, 2004 the Company issued 107,688 shares to an officer for compensation.

NOTE 9 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date. The Company was advised on January 23, 2004 that the SEC Staff intends to recommend that the SEC file enforcement proceedings against the Company and its Chief Executive Officer for alleged violations of sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(d)1 and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1 and 16a-3 thereunder. The Company has received no additional communication regarding this matter since that time. The ultimate disposition of this matter is unknown at this date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

On August 27, 2004, the Company changed its fiscal year end from May 31 to December 31, as reported on the Company's Current Report on Form 8-K filed August 30, 2004.

Four months ended September 30, 2004 versus four months ended September 30, 2003

RESULTS OF OPERATIONS

The Company incurred a net loss of $600,058 for the four months ended September 30, 2004 as compared to a net loss of $35,174 for the four months ended September 30, 2003. Our net loss increased primarily due to investments in marketing, legal expenses, consulting fees and executive compensation.

The Company had revenues of $106,842 for the four months ended September 30, 2004 and revenues of $2,674 for the same period ending in 2003. The Company's sales in the four month period ended September 30, 2004 represent the first significant results in the marketplace for SeaLife Marine and Proterra products. The Company's sales revenue was generated from two customers. One customer purchased Proterra products, accounting for 43% of our sales revenue. The other customer purchased SeaLife Marine products accounting for 57% of our sales revenue. The Company expects to increase its sales over the next 12 months. However, the rate of this increase will depend on the Company's marketing efforts and its ability to raise additional capital to support continued operations.

Gross profit for the four months ended September 30, 2004 is $50,751. The gross profit margin is 47.5%. The cost of goods for SeaLife Marine products includes the paint cost, freight and California pesticide tax. For Proterra products, the cost of goods includes the material and freight costs. We did not have any sales for the comparable period ending September 30, 2003.

Total operating expenses consist of general administrative, sales and marketing expenses. For the four months ended September 30, 2004, total operating expenses were $650,808. For the four months ended September 30, 2003, total operating expenses were $37,174. This represents a 1751% increase over the same period in the prior year.

The major increase in general and administrative expenses is due to compensation paid for legal services, marketing and sales executives, business consulting, research and development, industrial relations consulting and Company officers' wages. The majority of our expenses are recorded as paid-in capital, because the large majority of our administrative expenses were paid in the form of restricted stock, not cash.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had cash and cash equivalents of $24,658 as compared to cash and cash equivalents of $34,056 as of September 30, 2003. At September 30, 2004 the Company had a working capital deficiency of $315,020 as compared to a working capital excess of $116,910 as of September 30, 2003. Net cash from financing activities was $32,466 for the four months ended September 30, 2004, as compared to $37,173 for the four months ended September 30, 2003. The principal use of cash for the four months ended September 30, 2004 was to fund the net loss from operations for the period. The Company raised a total of $32,466 as follows: issuance of common stock, net of stock issuance costs of $12,466 and a loan from a shareholder of $20,000 during the four months ended September 30, 2004. This was used to fund the net loss from operations.

We currently have little cash reserves and may be unable to pay current liabilities. The Company cannot continue in its current form without obtaining additional financing. If operating revenues from product sales are not sufficient to fund our operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. In addition, we have historically compensated our executive officers, consultants and service providers with common stock of the Company. No assurance can be given that these persons and entities will continue to accept Company stock as compensation. These conditions raise substantial doubt about our ability to continue as a going concern.

We continue to seek external sources of funding, including but not limited to, incurring debt, the sale of assets or stock, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

If we do not receive sufficient financing we may incur material harm to our business, operations or financial conditions. We are currently speaking with potential investors, however, no assurance can be given that any investment will be consummated or any alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions), which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, as well as other factors discussed in our latest Report on Form 10-KSB.

RISKS RELATED TO OUR BUSINESS

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

     OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS IN THE RESEARCH AND DEVELOPMENT STAGE.

Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our proprietary products may not be commercially available for a number of years, if at all.

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

The market for our products and services is relatively new. Our ability to increase revenues and generate profitability is directly related to our ability to maintain a competitive advantage because of our U.S. Environmental Protection Agency regulatory registration of our leading product, SeaLife 1000(TM). However, we face potential direct competition from companies that may enter this market with new competing technologies and with greater financial, marketing and distribution resources than us. These greater resources could permit our competitors to introduce new products and implement extensive advertising and promotional programs, with which we may not be able to compete. As a result, we can provide no assurances that we will be able to compete effectively in the future.

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

     OUR FUTURE SUCCESS DEPENDS, IN PART, ON OUR KEY PERSONNEL, CONSULTANTS AND PRINCIPAL MANAGEMENT'S CONTINUED PARTICIPATION.

Our ability to successfully develop our products, manage growth and maintain our competitive position will depend, in a large part, on our ability to attract and retain highly qualified management and technologists. The Company is dependent upon its Chief Executive Officer and Chief Financial Officer, President of SeaLife Marine, and Gael Himmah, an independent contractor that acts as our Chief Consulting Scientist, and other members of our management and consulting team. The Company does not maintain Key Man life insurance on any of these employees or consultants. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. Our consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. We address such potential conflicts by requiring that our consultants and other independent contractors execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and assignment agreements wherever possible and appropriate.

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

We may in the future enter into consulting or collaborative arrangements with third parties to develop products. These arrangements may not produce successful products. If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

Our dependence on consulting or collaborative arrangements with third parties subjects us to a number of risks. These arrangements may not be on terms favorable to us. We cannot absolutely control the amount and timing of resources our consultants or collaborative partners may devote to our products, and these third parties may choose to pursue alternative products. These third parties also may not perform their obligations as expected. Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a consultant's or partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our consultants or partners, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

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

     WE EXPECT OUR BUSINESS TO BE SEASONAL WHICH MEANS THAT WE ANTICIPATE HAVING LESS REVENUE DURING CERTAIN PORTIONS OF THE YEAR.

Management expects our business to be seasonal, with sales and earnings being relatively higher during the outdoor season (such as spring and summer times) and lower during the indoor season (such as fall and winter times). Accordingly, we may show lower revenues during portions of the year which could correspondingly adversely affect the price of our common stock.

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

      As a chemical manufacturer, we are subject to a wide variety of local, state and federal rules and regulations. While we believe that our operations are in compliance with all applicable rules and regulations, we can provide no assurances that from time to time unintentional violations of such rules and regulations will not occur. Certain of our products are regulated by the U. S. Environmental Protection Agency and the individual states where marketed. Government regulation results in added costs for compliance activities and increases the risk of losing revenues should regulations change. Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

RISKS ASSOCIATED WITH OUR COMMON STOCK

     WE HAVE LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

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

     -    cchanges in financial estimates by securities analysts;

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and
(iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d015(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 4, 2003 the Company was advised that it is the subject of a Securities and Exchange Commission investigation. The Company is uncertain of the nature of the investigation, and no charges have been levied by the Commission against the Company to date. The Company was advised on January 23, 2004 that the Securities and Exchange Commission Staff intends to recommend that the SEC file enforcement proceedings against the Company and its Chief Executive Officer for alleged violations of sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(d)1 and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1 and 16a-3 thereunder. The Company has received no further communication from the SEC. The ultimate disposition of this matter is unknown at this date.

ITEM 5.  OTHER INFORMATION

On October 29, 2004, the Company amended its employment agreement with Robert McCaslin to reduce Mr. McCaslin's salary to $200,000 per year. In addition, on October 29, 2004, the Company amended its employment agreement with J.P. Heyes to reduce Ms. Heyes' salary to $100,000 per year.

ITEM 13. EXHIBITS

The following documents are included or incorporated by reference:


EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

3.1           Restated Certificate of Incorporation of SeaLife Corporation (1)

3.2           Bylaws of SeaLife Corporation (1)

10.1 Amendment to Employment Agreement with Robert McCaslin, dated October 29, 2004.

10.2          Amendment to Employment  Agreement with J.P. Heyes,  dated October
              29, 2004.

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

----------
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the period ended May 31, 2003, dated September 19, 2003.

                                   SIGNATURES

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of November 2004.


                           SEALIFE CORPORATION


                           By:  /S/  ROBERT A. MCCASLIN
                                -----------------------------------------------
                                Robert A. McCaslin
                                President, Chief Financial Officer and Director


                                POWER OF ATTORNEY

The undersigned directors and officers of SeaLife Corporation do hereby constitute and appoint Robert A. McCaslin and J.P. Heyes, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Quarterly Report on Form 10-QSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   November 4, 2004
                                    By: /S/ ROBERT A. MCCASLIN
                                        --------------------------------------
                                        Robert A. McCaslin
                                        President, Chief Financial Officer and
                                        Director

Date:   November 4, 2004
                                    By:  /S/  J.P. HEYES
                                        --------------------------------------
                                        J.P. Heyes
                                        Secretary and Director

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

3.1           Restated Certificate of Incorporation of SeaLife Corporation (1)

3.2           Bylaws of SeaLife Corporation (1)

10.1 Amendment to Employment Agreement with Robert McCaslin, dated October 29, 2004.

10.2          Amendment to Employment  Agreement with J.P. Heyes,  dated October
              29, 2004.

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