Form 10KSB
period 2004-12-31
SEALIFE CORP
filed 2005-04-12
CIK 749753

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[_] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended _____________________

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from June 1, 2004 to December 31, 2004.

                        Commission file number 000-13895

                               SEALIFE CORPORATION

        (Exact Name of Small Business Issuer as Specified in its Charter)

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

                                 (310) 338-9757
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's Revenues for the transition period ended December 31, 2004 were $80,449.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2005 was $3,936,455.

         As of March 15, 2005, the issuer had 17,795,113 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional Small Business Disclosure Format (check one):

                              Yes [_]      No    [X]

================================================================================

                               SEALIFE CORPORATION
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business...................................       1

Item 2.       Description of Property...................................       9

Item 3.       Legal Proceedings.........................................       9

Item 4.       Submission of Matters to a Vote of Security Holders.......       9


PART II

Item 5.       Market for Common Equity and Related Stockholder
              Matters...................................................      10

Item 6.       Management's Discussion and Analysis or Plan of
              Operation.................................................      12

Item 7.       Financial Statements

              Index to Consolidated Financial Statements................      24

              Report of Independent Registered Public Accounting
              Firm......................................................     F-1

              Consolidated Balance Sheet................................     F-2

              Consolidated Statements of Income.........................     F-3

              Consolidated Statements of Cash Flows.....................     F-4

              Consolidated Statement of Changes in Stockholders'
              Equity....................................................     F-5

              Notes to Consolidated Financial Statements................     F-6

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.......................      24

Item 8A.      Controls and Procedures...................................      25

Item 8B       Other Information.........................................      25


PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(A) of the
              Exchange Act..............................................      26

Item 10.      Executive Compensation....................................      28

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters............      32

Item 12.      Certain Relationships and Related Transactions............      36

Item 13.      Exhibits..................................................      36

Item 14.      Principal Accountant Fees and Services....................      38

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

         This Transition Report on Form 10-KSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made our representatives, may contain certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other information detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, our ability to raise additional capital, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, our future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." This Transition Report on Form 10-KSB should be read in conjunction with our consolidated financial statements and accompanying notes.

                                    OVERVIEW

INCORPORATION

         SeaLife Corporation was formed as a Delaware corporation in 1984 under the name Fraser Realty Group. We operated as a real estate investment trust until 1990, when management was unable to secure additional financing or find other means of obtaining needed cash to permit us to meet our obligations. As a result, we ceased operations and remained inactive until December 2002.

ACQUISITION OF NEVADA CORPORATION

         On December 17, 2002, pursuant to an Exchange Agreement dated June 30, 2002, we acquired all of the issued and outstanding shares of SeaLife Corp., a Nevada Corporation ("SeaLife Nevada"), in exchange for a substantial majority of the shares of our common stock (the "Acquisition"). Those who held shares of SeaLife Corporation retained their 274,554 shares of common stock which were issued and outstanding prior to the consummation of the Acquisition. Concurrent with the Acquisition, we changed our name from Integrated Enterprises, Inc. to SeaLife Corporation, our former directors and officers resigned, and the directors and officers of SeaLife Corp. became our directors and officers. Also concurrent with the Acquisition, we effected a 15-to-1 reverse stock split.

         The Acquisition resulted in a change of control of Sealife Corporation, with the former stockholders of SeaLife Nevada acquiring a substantial majority of our common stock immediately following the closing of the Acquisition. Therefore, the Acquisition was accounted for as a reverse merger, pursuant to which the accounting basis of SeaLife Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of SeaLife Nevada are now our historical financial statements.

         Sealife Nevada was organized in April of 2002 to acquire, develop and market certain proprietary products invented by Gael Himmah.

         At the time of the Acquisition, Sealife Nevada was the parent corporation of Division G, Inc., a Nevada corporation ("Division G"), Sealife Marine Products, Inc., a California corporation ("Sealife Marine"), and Proterra Technologies, Inc. a California corporation ("Proterra"). As a result of the Acquisition, the Company became the parent of Sealife Nevada, which, in turn, was the parent of Division G, Sealife Marine and Proterra.

CHANGE IN FISCAL YEAR

     On August 27, 2004, we changed our fiscal year end from May 31 to December 31, as reported on our Current Report on Form 8-K filed August 30, 2004. Therefore, this report discusses the seven month transition period ended December 31, 2004.

                             BUSINESS OF THE COMPANY

         Our vision is to develop, market and supply eco-friendly products that can solve complex environmental problems with simple natural solutions, establishing the environmentally safe choice as the right choice in specific markets.

         Our goal is to establish ourselves as the global leader in "probiotic" technologies. Probiotic technologies refer to technologies and products that work in "partnership with nature" without harming the environment in its targeted markets. We believe that worldwide demand for development of products that are not only safe for the environment but will also help clean the environmental damage caused by decades of use and disposal of deadly toxins and the overuse of pesticides and fertilizers, is growing, and will continue to grow. We believe that a large percentage of the products in use today can and will be replaced by effective, environmentally safe equivalents.

         We have developed a line of products utilizing such "probiotic" technologies for the marine, agricultural and remediation markets. We are in the process of emerging from our last stage as a development company and expect to begin substantial sales and marketing efforts in 2005. During the seven months ended December 31, 2004, we began sales and marketing efforts to launch our marine product, SeaLife 1000(TM) and our agricultural products, NuLagoon(TM) and Soil ResQ(TM). In anticipation of our intended growth and the introduction of additional products to the market, we have have implemented a corporate structure whereby each market is served by a separately operated subsidiary or division. Our marine products business is operated by our indirect subsidiary, Sealife Marine. Our agricultural products business is operated by our indirect subsidiary, ProTerra. Our remediation product business is operated as a division of Sealife Corporation. We also plan on establishing a research and development division that will focus on the testing and development of existing and new products for each of our subsidiaries and divisions provided sufficient capital can be obtained to fund such division. We have structured our operations in this manner to accommodate a range of products for specific markets that have been and will be developed by us.

SEALIFE MARINE PRODUCTS, INC.

         Antifouling paints are used to coat the bottoms of ships to prevent fouling. Fouling, such as barnacles, tubeworms, slime and algae, significantly reduces the speed and performance of any vessel, resulting in increased fuel consumption, extended dry-docking and higher maintenance costs. Traditional anti-fouling paints work by releasing toxic chemicals (biocides) contained in the paint into the water, killing fouling organisms in order to prevent them from attaching to any treated surface In response to the pollution and poisoning of marine life in oceans and waterways, the International Maritime Organization
(IMO), a United Nations agency responsible for improving maritime safety and preventing pollutions from ships, adopted an assembly resolution that called on the Marine Environment Protection Committee

(MEPC), to develop an instrument, legally binding through out the world, to address the harmful effects of anti-fouling systems used on ships. As of January 1, 2003, it is illegal to apply or re-apply to any maritime vessel, any anti-fouling paint containing the most commonly used anti-fouling agent, tributyltin (TBT).

         SeaLife Marine was formed as a subsidiary of SeaLife Nevada in January 2002 to manufacture, market and distribute a line of environmentally safe, anti-foul, anti-corrosive coatings for the commercial maritime industry, the military, and the recreational boat owner, which coatings comply with the international prohibition on the use of TBT. SeaLife Marine's paint products have been specifically engineered not to leach any biocides, pesticides or other toxins into the marine environment and to be fully compliant with international law.

         SEALIFE ANTI-FOULING MARINE PAINT PRODUCTS

         SeaLife 1000(TM), SeaLife Marine's premier antifouling marine paint product, is currently in production and for sale by SeaLife Marine. SeaLife
1000(TM) can be applied to hulls on any sized vessel, and any other surface providing antifouling, anti-corrosive protection in both fresh and salt water. SeaLife 1000(TM) may be applied to steel, aluminum, fiberglass and wood. When
SeaLife 1000(TM) comes in contact with water, reactive hydrolysis of its proprietary ingredients begins, which microscopically expands and smoothes the SeaLife coating over the ship's underwater hull surfaces. This results in an undersea hull surface that becomes more uniformly smooth than when it was painted. Field tests using SeaLife 1000(TM) have demonstrated that hulls and other submerged surfaces treated with SeaLife 1000(TM) coatings provide long-term resistance to algae, fungus, shell growth and rust without harming marine life. Management believes that SeaLife's marine coating technology has significant advantages over competing products.

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

         SeaLife ZMp(TM) is a variant of SeaLife1000(TM) developed and specifically marketed to resist the attachment of Zebra Mussels, which currently infest underwater surfaces and cause problems for marine vessels and underwater facilities in fresh water lakes and streams and rivers in many U.S. states.

         Our anti-foul paint has been approved for sale by the United States Environmental Protection Agency (USEPA), the California Environmental Protection Agency (CAEPA), the Washington State Department of Agriculture (WADOA) and the Florida State Department of Agriculture and Consumer Services (FDACS).

         TESTING

         There are in progress, or completed, in excess of 60 worldwide tests involving SeaLife1000(TM) anti-foul paint. These tests include use of SeaLife 1000(TM) on: cruise ships, ferryboats, navel vessels, outboard motors, yachts, recreational boats and aqua farming nets. Management has been satisfied with the results of the testing, which support the internal tests conducted by SeaLife Marine over the last few years. We expect to continue our testing efforts as customers experience changes in the environment and in regulations affecting environmental products, and as we expand our product offerings.

         There are also in progress, or completed, several tests involving Sealife ZMp(TM). Independent tests conducted by Poseidon Sciences of New York have yielded encouraging results. We expect to continue our testing efforts while be begin to market Sealife ZMp(TM).

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

         SeaLife Marine's newest product, SeaLife ZMp(TM), is considered one of only a few products that prevents the attachment of Zebra mussels to a variety of surfaces. The Zebra mussel is the only fresh water mollusk that can firmly attach itself to solid objects such as water intake pipes of power plants and water treatment facilities, submerged rocks, dock pilings and boat hulls, and has therefore become a large problem throughout the United States. The U.S. Department of State estimates that the cost of the economic and environmental damage due to Zebra mussels is in excess of $5 billion. We are currently meeting with several major power plant companies to establish a basis for marketing and selling the ZMp product to this category of customers.

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

         GOVERNMENT REGULATION

         Anti-fouling marine paints are subject to both Federal and State environmental and safety regulations in the United States, and similar regulation in other countries. As stated above, our anti-foul paint has been approved by the USEPA, CAEPA, WADOA and FDACS. The approval by these agencies allows us to sell our anti-foul paint in every state except Virginia and Texas, where we intend to apply for approval in the near future. We have received approval to import our anti-foul paint into South Africa, and have applied for, but not yet received, approval to it in Canada and Sweden. Additional approvals will generally be required to sell our anti-foul paint in other foreign jurisdictions.

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

         We began shipping SeaLife 1000(TM) in June 2004. We have engaged Brokers Unlimited Incorporated ("BUI") as our exclusive worldwide sales and marketing agent for Sealife Marine. Over the past seven months BUI has established distributors in the United States and Sub-Sarahan Africa.

         In the United States, we have distributors engaged to sell our anti-foul paint products on the east coast from Maine to Virginia, and in the south central United States, including Louisiana and Texas. We are now actively marketing SeaLife 1000(TM) throughout the United States, and in California, New York and Louisiana, in particular. We are actively pursuing additional distributor relationships throughout the world, and specifically in the southeast United States and Europe. We expect to expand our distribution into the southeastern United States by mid-2005.

         Our South African distributor is responsible for distributing our products throughout the Sub-Sahara territory of Africa which includes forty-nine countries, including South Africa. Presently, SeaLife 1000(TM) has been approved for importation by the South African government but we will require approval from the South African Bureau of Standards ("SABS") to distribute SeaLife 1000(TM) within South Africa. We expect that approval before the end of 2005. SABS is not required to import SeaLife 1000(TM) into South Africa, however, we believe that the SABS approval will establish SeaLife as a high quality product.

         In January 2005, we received our first order for SeaLife 1000(TM) from Norway. We are currently in negotiations with several distributors in Europe. Any distribution contracts we enter into with European distributors will necessarily be conditioned on government approvals in the distributor's identified territories. We expect to receive approval for distribution of SeaLife 1000(TM) in Sweden by mid-2005 and anticipate that Swedish import and distribution approval will help accelerate approvals throughout Europe.

         PATENTS

         We have not patented the manufacturing formula for our marine paint products. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to the difficulty of a competitor "reverse engineering" the SeaLife Marine formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, we have elected to keep the formulas for its marine paint confidential as a trade secret. As a result, no patents have been filed for our marine paint products.

PROTERRA TECHNOLOGIES, INC.

         We have developed a line of products to meet the growing demand to find simple, environmentally responsible, solutions to the growing problems associated with the agriculture marketplace, a global market. These products are manufactured, marketed and distributed by our indirect subsidiary, Proterra. Damaged soils, the result of the overuse of fertilizers and pesticides, and the growing concern of farmers to protect themselves from increasing scrutiny and government regulation, provide an active and growing market for environmentally safe soil conditioners and waste treatment systems.

         NULAGOON(TM)

         The ProTerra product NuLagoon(TM) is fully developed and in production. NuLagoon(TM) is a treatment system that can be applied to the surface of any waste lagoon as an alternative to dredging. NuLagoon(TM) combines many strains of microbes, some only recently discovered, with advanced agricultural science utilizing proprietary media culture and micro nutrients. The microbes break down the waste materials in lagoons by digesting the waste into water and carbon dioxide. Mechanical dredging is expensive and labor intensive, and involves noxious odors prevalent throughout the lagoon evaporation and dredging cycles. NuLagoon(TM) additives work 24 hours a day to keep lagoons liquefied, deodorized and free from heavy sludge layers. The treatment system reduces manure sludge buildup, reduces odors, reduces nitrate leaching into groundwater, significantly reduces flies and insects around lagoons, works quickly, and is a fraction of the cost of mechanical dredging.

         ProTerra shipped its first NuLagoon(TM) order, valued at $50,000, during the seven month period ended December 31, 2004, and sales representatives are currently working on developing additional sales opportunities.

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

         Soil ResQ(TM) has been tested extensively and management views the results as promising. Testing on county golf courses located in Sacramento, California has demonstrated that Soil ResQ(TM) has repaired soil, returning grass damaged by chemical intrusion and brown areas to full health. The same tests indicated a substantial reduction in water requirements. Other tests conducted in India, on banana crops, have resulted in measurable yield increases. Tests conducted in Japan have also yielded positive results. Tests are currently being conducted in the United Kingdom with a major organic farm and Soil ResQ(TM) has received Department for Environment, Food and Rural Affairs ("DEFRA") approval, indicating that it is a safe product to import into the United Kingdom. Tests of Soil ResQ(TM) have also been conducted in Colombia, South America, Algeria, Walnut Creek and Sacramento, California. In Algeria, Soil ResQ(TM) is being tested on several key crops, including date Palms, winter wheat and alfalfa.

         THE MARKET FOR PROTERRA PRODUCTS

         The eventual market for ProTerra's products is the global agricultural market, golf courses and parks. Currently, we are focusing on marketing Proterra's products for agricultural use in the United States, particularly in California and Texas.

         COMPETITION

         The Company is not aware of any product currently on the market similar or equivalent to SoilResQ(TM). However, several companies currently produce microbe-based products which are claimed to function similarly to NuLagoon(TM). No single manufacturer has emerged as a leader in the market.

         GOVERNMENT REGULATION

         ProTerra products, and its competitors' equivalents are generally not subject to Federal or State environmental or safety regulations because the products do not contain any significant concentration of regulated materials. However, many foreign countries have import restrictions and our products may require approval in such countries prior to import.

         MANUFACTURING AND DISTRIBUTION

         ProTerra currently outsources its manufacturing. As demand increases, ProTerra intends to outsource its manufacturing to a variety of independent manufacturing facilities in the United States. The manufacturing process does not require significant retooling. Therefore, if necessary, suppliers could be replaced without significant disruption in production. Although it has no distributors currently engaged, ProTerra intends to market and sell its products through distributors.

         PATENTS

         We have not patented the manufacturing formula for the Proterra products. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to the difficulty of a competitor "reverse engineering" the ProTerra product formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, we have elected to keep the formulas for our products as confidential trade secrets. As a result, no patents have been filed for the our ProTerra products.

SEALIFE CORPORATION REMEDIATION DIVISION

         SOIL REMEDIATION

         Soil Remediation is the process of cleaning soil that has been contaminated with potentially dangerous toxins. The Remediation Division, with its line of soil remediation products, intends to focus on large scale commercial and municipal customers. Although the remediation products can be used on a small scale, the Company intends to develop associations with companies already established in the highly regulated remediation business. The U.S. Government, through the "Brownfields Act" has set aside billions of dollars to assist in the cleaning and remediation of soil contaminated with gas, diesel, and solvents that have been discharged into the soil for decades, maliciously or accidentally, by companies in the United States. Gas stations with leaking storage tanks have been the primary cause for soil contamination from coast to coast.

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

         GOVERNMENT REGULATION

         Soil detoxification is heavily regulated. Products are regulated for their effectiveness in cleaning the soil and their individual formulations. The USEPA, State regulatory authorities and the respective city where the clean-up site is proposed often oversee contaminated sites. Testing for the effectiveness of a remediation product by the USEPA, state regulatory authorities and cities where a clean up site is proposed is a lengthy process. However, once a product is approved it can be used at any location. None of the ingredients used in SoilDtox(TM) are currently regulated by the USEPA and we do not expect that any of these ingredients will Be regulated in the future.

         PATENTS

         We have not patented the manufacturing formula for SoilDtox(TM). Due to the difficulty of a competitOr "reverse engineering" the SoilDtox(TM) formula and the problems inherent with the ease of patent formula duplicatiOn by potential competitors worldwide if the formula is disclosed, we have elected to keep the formulas for SoilDtox(TM) as a confidential trade secrets. As a result, no patents have been filed for SoilDtox(TM).

         OTHER PRODUCTS

         The Remediation Division has a number of additional products that it anticipated developing in the future. Management expects that these products will be developed and marketed to break down grease into components that can be properly disposed of in the sewer system (GreaseBeast(TM)), assist in cleaning aNd detoxifying sewer toxins (MuniMix(TM)), and permanently deodorize the most difficult odors (OdorMeister(TM)).

SEALIFE CORPORATION DEVELOPMENT STAGE DIVISION

         Research and development is the life blood of any technology-driven company. The Development Stage Division will be formed and will function as our research and development group when sufficient capital is available. Working in association with out subsidiaries and other divisions, specialists and scientists around the world, the Development Stage Division is intended to allow us to remain current in all of our product development and to help assure that we remain the leader in this new technology niche.

         Environmental products often require a myriad of testing and regulatory approvals for each city, county, state and country in which they are sold. Testing of a product may require a year or more to prove its viability. Although all of our products have been tested during their development phases, many still require additional testing to verify application protocols and government approvals. In addition to product development, the Development Stage Division will be charged with preparing our products for market introduction.

EMPLOYEES

         As of December 31, 2004, we had only three employees, each of whom are officers of SeaLife Corporation, or Sealife Marine.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Commencing in December of 2002, we leased corporate office space in Culver City, California at 5601 W. Slauson Avenue, Culver City, California, 90230. These facilities consist of 700 square feet, at a monthly rental of $300 per month plus common area expenses. The lease is oral, and the term is month to month.

ITEM 3.       LEGAL PROCEEDINGS.

         On April 5, 2005, the United States Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District Court for the District of Colorado against the Company, Robert McCaslin (the Company's Chief Executive Officer), and several third parties not currently affiliated with the Company, alleging violations of several sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with events that occurred in 2002 and 2003. Based on an initial review of the document, as made available by the SEC, each of the Company and Mr. McCaslin deny the allegations made by the SEC against them specifically, and intend to continue to investigate the allegations and vigorously defend the suit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         No matters were submitted to a vote of security holders during the last three months of our transition period ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

         As of the date of this report, our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "SLIF." As of March 31, 2005, the last sale of Common Stock, as quoted on the Over-the-Counter Bulletin Board, was $0.36. The following table reflects the high and low sales prices of our Common Stock for the periods indicated, as quoted on the Over-the-Counter Bulletin Board.

                                                                 COMMON STOCK*
                                                              ------------------
                                                               HIGH         LOW
                                                              -----        -----
FISCAL YEAR ENDED MAY 31, 2003
      First Quarter 2003* ............................        $ .75        $ .60
      Second Quarter 2003* ...........................         1.20          .15
      Third Quarter 2003* ............................         4.80          .30
      Fourth Quarter 2003* ...........................         1.24          .15

FISCAL YEAR ENDED MAY 31, 2004
      First Quarter 2004 .............................        $ .48        $ .15
      Second Quarter 2004 ............................          .63          .19
      Third Quarter 2004 .............................         1.75          .45
      Fourth Quarter 2004 ............................         1.40          .60

TRANSITION PERIOD ENDED DECEMBER 31, 2004
      June 1 - September 30, 2004 ....................        $1.01        $ .31
      October 1 - December 31, 2004 ..................        $ .59        $ .26
----------
* The Company effected a 1:15 reverse stock split on December 28, 2003. All stock prices provided in this table have been adjusted to reflect such reverse stock split.

         The Over-the-Counter quotations in the table above reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         As of March 15, 2005, there were approximately 106 holders of record of our outstanding Common Stock.

         The payment of dividends, if any, is within the discretion of the Board of Directors. We have not paid any dividends on our common stock in the past and the payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

FINANCING EFFORTS

         We received an aggregate of $54,000 in cash during the period from October 1, 2004 through December 31, 2004, through the private placement of our Common Stock with four accredited investors.

DIVIDENDS

         We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2004, we issued to Brokers Unlimited, Inc., and four of its principals, 786,500 shares of our common stock, in the aggregate, pursuant to the terms of a consulting agreement, and as payment for services previously rendered. In addition, pursuant to the terms of the consulting agreement, we agreed to issue to Brokers Unlimited, Inc., shares having an aggregate value of $115,000 on a monthly basis for the seven-month term of the agreement. The consulting agreement was subsequently terminated in January 2005 and therefore only a total of 63,989 shares were issued to BUI for services provided pursuant to the consulting agreement during November and December 2004. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Also in November 2004, we issued to two unrelated individuals, an aggregate of 163,000 shares of our common stock at prices ranging from $.30 to $0.36 per share, for a total investment of $54,000. The investors in these transactions represented to us that each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that each was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Also in November 2004, we issued 200,000 shares of our common stock to Michael Sahl as compensation for services to be provided to us from November 30, 2004 through October 31, 2005. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In October 2004, we issued 120,000 shares of our common stock to Robert Lee as compensation for consulting services. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In July 2004 we issued an aggregate of 14,577 shares of our common stock to five unrelated individuals at prices ranging from $0.81 to $1.35 per share, for a total investment of $12,451. The investors in these transactions represented to us that each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that each was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In June 2004 we issued an aggregate of 98,501 shares of our common stock to five unrelated individuals at prices ranging from $.25 to $0.81 per share, for a total investment of $66,214. The investors in these transactions represented to us that each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that each was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SEVEN MONTHS ENDED DECEMBER 31, 2003 VERSUS SEVEN MONTHS ENDED DECEMBER 31, 2004

         In August 2004, we changed our fiscal year end from May 31 to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2004 to December 31, 2004 represent a transition period of seven months. The following is a comparative summary of the operating results for the seven month periods ended December 31, 2004 and December 31, 2003:


                                                December 31,        December 31,
                                                    2004                2003
                                                -----------         -----------
Sales ..................................        $    80,449         $     2,674

Cost of sales ..........................             56,091                 289
                                                -----------         -----------

         Gross Profit ..................             24,358               2,385

Sales and marketing ....................            380,271              38,515
General and administrative .............          1,607,232              27,147
                                                -----------         -----------

Net Loss ...............................        $(1,963,145)        $   (63,277)
                                                ===========         ===========

RESULTS OF OPERATIONS

         We incurred a net loss of $1,963,145 for the seven months ended December 31, 2004 as compared to a net loss of $63,277 for the seven months ended December 31, 2003. This loss represents a loss from operations of $1,963,145 and $63,277 for the seven month periods ended December 31, 2004 and 2003, respectively. Our net loss increased primarily due to a marked increase in general and administrative expenses, as described below.

         We had revenues of $80,449 for the seven months ended December 31, 2004 and revenues of $2,674 for the same period ending in 2003. Since we are now transitioning from a development stage company to a marketing and distribution company, sales are expected to become more significant over the next 12 months. However, the rate of this increase will depend on the success of our marketing efforts and our ability to raise additional capital to support continued operations.

         Gross profit for the seven months ended December 31, 2004 was $24,358 versus $2,385 for the seven months ended December 31, 2003. The gross margin is 30% versus 89% for the respective periods.

         Total operating expenses consist of general administrative, sales and marketing expenses. For the seven months ended December 31, 2004, total operating expenses were $1,987,503. For the seven months ended December 31, 2003, total operating expenses were $65,662. This represents a 3027% increase over the same period in the prior year.

         The major increase in general and administrative expenses is due to compensation for legal services, marketing and sales executives, implementation of our distribution system, business consulting, research and development, industrial relations consulting and our executive officers' wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of restricted stock, not cash.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash and cash equivalents of $5,937 as compared to cash and cash equivalents of $34,056 as of May 31, 2004. At December 31, 2004, we had a working capital deficiency (total current liabilities in excess of total current assets) of $572,409 as compared to a working capital excess (current assets in excess of total current liabilities) of $116,910 as of May 31, 2004.

         Net cash from financing activities was $156,951 for the seven months ended December 31, 2004, as compared to $129,239 for the 12-month period ending May 31, 2004. The Company raised a total of $156,951 as follows: the issuance of common stock, net of stock issuance costs $121,951, and a $35,000 loan from private lenders during the seven months ended December 31, 2004. This was used to fund the net loss from operations. The principal use of cash for the seven months ended December 31, 2004 was to fund the net loss from operations for the period.

         On the balance sheet, paid in capital increased from $3,855,368 for the period ending May 31, 2004 to $5,100,452 for the seven months ending December 31, 2004. This paid in capital was used to fund services from our consultants, attorneys and executives. These services will continue to be funded by paid in capital until we reach a sales level that can fund continued operations.

GOING CONCERN

         Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern, in its report for the seven months ended December 31, 2004, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations.

         We currently plan to raise additional capital through the public or private placement of our common stock and/or private placement of debt or convertible debentures in order to meet our ongoing cash needs. However, the additional funding we require may not be available on acceptable terms or at all and, if obtained, could result in significant dilution. Management also hopes to begin to generate commercial orders for its SeaLife 1000(TM) marine paint product which would generate additional cash flow.

         To date we have financed approximately 85% of our expenses by issuing shares of common stock in exchange for services of legal and other professionals. The remaining 15% was financed through private placement stock offerings. In order to expand, we will be required to obtain additional financing either in the form of debt or equity.

         If we cannot obtain adequate funding or achieve revenues from the sale of its products, it could be required to significantly curtail or even shutdown its operations.

IMPAIRMENT OF GOODWILL

         We have adopted SFAS No. 142 for all goodwill and other intangible assets recognized in ourstatement of financial position as of May 31, 2004. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment changes. We began amortizing our technologies in the 4th quarter. The technologies are being amortized over 15 years. This is Management's best estimate of the technology's life at this time.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We implemented the disclosure provisions of

FIN 45 in its December 31, 2002 consolidated financial statements and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on our consolidated financial statement presentation or disclosures.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. We are not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have any effect on our consolidated financial statement presentation or disclosures.

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

         As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors have added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the seven months ended December 31, 2004 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing and the payment of equity as direct compensation for services to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

         Additionally, we can provide no assurances that service providers, such as our lawyers and other consultants, previously willing to accept our common stock as direct compensation for their services, will continue to find that form of compensation acceptable. If these service providers refuse to accept our equity as compensation, and we are unable to generate adequate cash to sustain operations or to obtain enough cash from future financing, we will not be able to continue as a going concern.

WE HAVE INCURRED SUBSTANTIAL LOSSES FROM INCEPTION WHILE REALIZING LIMITED REVENUES AND WE MAY NEVER GENERATE SUBSTANTIAL REVENUES OR BE PROFITABLE IN THE FUTURE.

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $4,472,285 as of December 31, 2004. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We estimate that we may need to raise up to $5 million of additional capital over the next 12 to 15 months to support our operations, meet competitive pressures and/or respond to unanticipated requirements during and beyond that period. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through public and/or private offerings of our common stock. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have a very limited operating history, and have very little revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate meaningful revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

         o        our ability to attract new and repeat customers;

         o our ability to keep current with the evolving requirements of our target market;

         o        our ability to protect our proprietary technology;

         o the ability of our competitors to offer new or enhanced products or services;

         o our ability to sell products during different parts of the calendar year where the use of our products by consumers is less likely; and

         o        unanticipated   delays  or  cost  increases  with  respect  to
                  research and development.

         Because of these and other factors, we believe comparisons of our results of operations for our seven months ended December 31, 2003 and December 31, 2004, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

WE EXPECT OUR BUSINESS TO BE SEASONAL WHICH MEANS THAT WE ANTICIPATE HAVING LESS REVENUE DURING CERTAIN PORTIONS OF THE YEAR.

         The practical application of our products, both in the case of SeaLife Marine paint products and Proterra agriculture products, requires warmer weather conditions with little to no precipitation. As a result, management expects our business to be seasonal, with sales and earnings being relatively higher during the outdoor season (such as the spring and summer seasons) and lower during the indoor season (such as the fall and winter seasons). Accordingly, we may show lower revenues during portions of the year which could correspondingly adversely affect the price of our common stock.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS CURRENTLY IN THE RESEARCH AND DEVELOPMENT STAGE.

         Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Additionally, our proprietary products may not be commercially available for a number of years, if at all.

         There can be no assurance that any of our products in development will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products, or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

WE WILL RELY IN PART ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

         International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

         o        unexpected changes in regulatory requirements and tariffs;

         o        difficulties  and costs  associated with staffing and managing
                  foreign    operations,     including    foreign    distributor
                  relationships;

         o        longer  accounts  receivable   collection  cycles  in  certain
                  foreign countries;

         o        adverse economic or political changes;

         o        unexpected changes in regulatory requirements;

         o more limited protection for intellectual property in some countries;

         o changes in our international distribution network and direct sales force;

         o potential trade restrictions, exchange controls and import and export licensing requirements;

         o        potentially   adverse  tax  consequences  of  overlapping  tax
                  structure; and

         o        foreign currency fluctuations.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES.

         The technologies upon which our products are based are protected only by laws governing the protection of trade secrets. Our success will depend in part on our ability to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. There can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies.

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

         We may, from time to time, become involved in litigation regarding intellectual property rights. From time to time, we may receive notices from third parties of potential infringement and claims of potential infringement. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all.

         We do not believe that any of our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

IF WE BECOME INVOLVED IN LITIGATION ARISING FROM THE FACT THAT OUR PRODUCTS ARE FOUND TO ADVERSELY AFFECT THE ENVIRONMENT, OR IF WE ARE REQUIRED TO PARTICIPATE IN ANY ENVIRONMENTAL REMEDIATION PROCESSES, THE COSTS OF SUCH ACTIVITIES MAY BE SIGNIFICANT AND COULD MATERIALLY AND ADVERSELY HARM OUR BUSINESS.

         As a chemical manufacturer, certain of our products are regulated by the U.S. Environmental Protection Agency and the individual states, cities and localities where marketed. Certain of our products are also regulated by individual countries in the foreign markets in which we distribute, or intend to distribute, our products. While we believe that our products do not harm the environment, and while our products currently comply with the environmental regulations to which they are subject, in the event any of our products do cause adverse affects to the environment, we may be involved in litigation and other claims raised by private parties, specialized environmental interest groups and governmental regulatory agencies. Additionally, we may be required to remediate any areas that are harmed by our products. If we are required to pay any third party or regulatory agency as a result of such claims, or if we are required to participate in any such remediation processes, the costs of such activities could materially and adversely affect our business.

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

OUR PRODUCTS MAY BE SUBJECT TO TECHNOLOGICAL OBSOLESCENCE.

         Considerable research is underway by competitors and potential future competitors into the causes of and solutions for marine, agricultural and other environmental pollution. Discovery of new technologies could replace or result in lower than anticipated demand for our products, which would materially adversely effect our operations and could cause us to curtail or cease operations.

OUR INABILITY TO ACCESS, OR A CHANGE IN THE PRICES OF, RAW MATERIALS COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

         We purchase certain raw materials such as Cuprous Oxide and other biocides, pesticides or toxins, under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. If there is a shortage in these raw materials, or if our suppliers otherwise increase the costs of such materials, this could materially adversely impact our results of operations.

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

OUR FUTURE SUCCESS DEPENDS, IN PART, ON OUR KEY PERSONNEL, CONSULTANTS AND PRINCIPAL MANAGEMENT'S CONTINUED PARTICIPATION.

         Our ability to successfully develop our products, manage growth and maintain our competitive position will depend, in large part, on our ability to attract and retain highly qualified management and technologists. We are dependent upon our Chief Executive Officer and Chief Financial Officer,
President of SeaLife Marine, and Gael Himmah, an independent contractor that acts as our Chief Consulting Scientist, and other members of our management and consulting team. We do not maintain Key Man life insurance on any of these employees or consultants. Competition for such personnel is significant, and there can be no assurance that we will be able to continue to attract and retain such personnel. Our consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. We address such potential conflicts by requiring that our consultants and independent contractors execute confidentiality agreements upon commencement of relationships with us, by closely monitoring the work of such persons and by requiring material transfer and assignment agreements wherever possible and appropriate.

         Gael Himmah, the individual responsible for the development of most of the technology that forms the basis of our products is currently party to a consulting agreement with us. If Mr. Himmah terminates his relationship with us, or otherwise is unable to provide services to us, it may have a material negative affect on our ability to continue development of our current and new product lines. We do not carry any Key Man life insurance on Mr. Himmah and do not have any plans to do so in the near future.

WE ARE HIGHLY DEPENDENT ON OUTSIDE CONSULTANTS.

         If our consultants or collaborative partners, including, in particular, our Chief Consulting Scientist, Gael Himmah, do not perform, we may be unable to develop and bring to market new products as anticipated, or to further develop and commercialize existing products.

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

WE DO NOT HAVE A SEPARATE STANDING AUDIT COMMITTEE, COMPENSATION COMMITTEE OR NOMINATING AND CORPORATE GOVERNANCE COMMITTEE, SO THE DUTIES CUSTOMARILY DELEGATED TO THOSE COMMITTEES ARE PERFORMED BY THE BOARD OF DIRECTORS AS A WHOLE, AND NO DIRECTOR IS AN "AUDIT COMMITTEE FINANCIAL EXPERT" AS DEFINED BY THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION.

         Our Board of Directors consists of two members, our Chief Executive Officer and Chief Financial Officer, and our Vice President and Secretary. The Board of Directors as a whole performs the functions of an Audit Committee, Compensation Committee and Nominating and Corporate Governance

Committee. Neither of the directors is considered "independent" under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and neither qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to the Board and restructure our Board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Except with respect to the adoption of our Code of Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the year ended December 31, 2006, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls. We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of
Section 404 by the end of fiscal year 2006, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse
effect  on  our  stock  price  and  could  result  in   significant   additional
expenditures.

                          RISKS RELATED TO OUR INDUSTRY

OUR INDUSTRY IS VERY COMPETITIVE, AND WE MAY BE UNABLE TO CONTINUE TO COMPETE EFFECTIVELY IN THIS INDUSTRY IN THE FUTURE.

         We are engaged in an industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the markets. Many of our competitors, both in the United States and elsewhere, are major chemical companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

         o        product performance, features and liability;

         o        price;

         o        timing of product introductions;

         o ability to develop, maintain and protect proprietary products and technologies;

         o        sales and distribution capabilities;

         o        technical support and service;

         o        brand loyalty;

         o        applications support; and

         o        breadth of product line.

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

                        RISKS RELATED TO OUR COMMON STOCK

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. As a result of our limited cash, a number of our employees and consultants have elected to accept a portion of their compensation in shares of our common stock and a portion of these shares have been issued pursuant to effective registration statements or registered for resale to the public.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE.

         The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile.

         Factors that could cause such volatility in our common stock may include, among other things:

         o actual or anticipated fluctuations in our quarterly operating results;

         o        announcements of technological innovations;

         o        changes in financial estimates by securities analysts;

         o        conditions or trends in our industry; and

         o        changes  in  the  market   valuations   of  other   comparable
                  companies.

THE SALE OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE DO NOT FORESEE PAYING DIVIDENDS IN THE NEAR FUTURE.

         We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

ANY ISSUANCE OF FURTHER STOCK MAY RESULT IN THE LOSS OF CONTROL BY PRESENT MANAGEMENT AND SHAREHOLDERS.

         We may issue shares in consideration for cash, assets or services out of our authorized but unissued common stock that could, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be that those new shareholders and management would control us, and unknown persons could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  SHAREHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         As of March 22, 2005, our officers and directors and their affiliates owned approximately 30% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements required to be provided pursuant to this item are presented beginning on page F-1.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm.................. F-1

   Consolidated Balance Sheets at December 31, 2004,
      May 31, 2004, and May 31, 2003........................................ F-2

   Consolidated Statement of Income for the
      Seven Months ended December 31, 2004, and the
      Twelve Months ended May 31, 2004 and May 31, 2003..................... F-3

   Consolidated Statement of Cash Flows for the
      Seven Months ended December 31, 2004, and the
      Twelve Months ended May 31, 2004 and May 31, 2003..................... F-4

   Consolidated Statement of Changes in Stockholders' Equity for the
      Seven Months ended December 31, 2004, and the
      Twelve Months ended May 31, 2004, and May 31, 2003.................... F-5

   Notes to the Consolidated Financial Statements........................... F-6


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.      CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including Robert McCaslin, our Chief Executive Officer, President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph
(e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. McCaslin concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION WITH RESPECT TO EACH DIRECTOR AND CERTAIN OFFICERS.

         The following table sets forth certain information with respect to each of our directors, nominees, and executive officers as of March 15, 2005.

                                                                    DIRECTOR/
                                                                    OFFICER
      NAME                AGE                POSITION                SINCE
--------------------      ---      --------------------------        ------

Robert A. McCaslin        53       President, Chief Financial        2002
                                     Officer, Director
J.P. Heyes                75       Vice-President, Secretary,        2002
                                     Director
Barre Rorabaugh           63       President, Sealife Marine         2004
                                     Products, Inc.

         All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or officers.

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

J. P. HEYES

         Ms. Heyes served as a Senior Vice President at REMCorp from 1995-2000. Among Ms. Heyes's primary responsibilities were negotiating manufacturing contracts, business finance and developing a direct TV sales marketing program for the company's products. Ms. Heyes was also responsible for contract negotiations as well as implementing production and supervising off shore manufacturing.

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

BARRE RORABAUGH

         Mr. Rorabaugh has served as President of SeaLife Marine Products, Inc., our indirect subsidiary, since June 2004. From April 1997 to January 2001, Mr. Rorabaugh was Senior Vice President of Princeton Graphics Systems, a computer monitor manufacturer and marketer. From November 2001 to January 2003, Mr. Rorabaugh served as Chief Operating Officer and Chief Financial Officer of International Medical Research, a nutritional supplement company. Most recently, from February 2003 to May 2004, Mr. Rorabaugh served as Chief Executive Officer and Vice-President, Finance of Neurosmith, a toy company.

         Mr. Rorabaugh served as a director of Everest & Jennings from 1989 to 1993. Mr. Rorabaugh also served as a director of ProHealth, a nutritional supplement company from 1999-2003 and Southwest Windpower, a manufacturer of micro wind generators from 1999 to 2003.

SIGNIFICANT EMPLOYEES/CONSULTANTS

         Gael C. Himmah is our Chief Consulting Scientist pursuant to a Consulting Agreement dated June 30, 2002, as amended. Dr. Himmah, who has been doing business as Ecosys International since 1984, developed most of the technology underlying our products. We acquired most of our technology from Dr. Himmah in 2002. Dr. Himmah received a B.S. in Bioscience from the University of California Berkley and an honorary Ph.D. in Bioscience from upper Iowa University in Fayette, Iowa.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board does not have any committees, including an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(e) of Regulation S-B. The Board has determined that it is not feasible to recruit an audit committee financial expert until we fully emerge from our development stage.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the seven months ended December 31, 2004, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except as follows: Mr. McCaslin filed two late reports, covering seven transactions not reported on a timely basis; Ms. Heyes filed one late report covering two transactions were not reported on a timely basis; and Mr. Rorabaugh filed three late reports covering twenty-six transactions not reported on a timely basis.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the transition period ending December 31, 2004. You may also request a copy of the Code of Ethics by writing or calling us at:

         Sealife Corporation
         5601 W. Slauson Avenue
         Culver City, California 90230
         Attn:  Robert McCaslin

         Telephone: (310) 338-9757

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all compensation paid for services to us by our Executive Officers in all capacities for each of our fiscal years ended May 31, 2003 and May 31, 2004, and for the seven month period ended December 31, 2004. No other executive officer received total annual salary and bonus in excess of $100,000 during these periods.

                                                 7-MONTH
                                   FISCAL YEAR    PERIOD             ANNUAL COMPENSATION
NAME                                  ENDED        ENDED        -----------------------------
PRINCIPAL POSITION                   MAY 31     DECEMBER 31       SALARY       BONUS    OTHER
------------------                   ------     -----------     -----------    -----    -----
Robert McCaslin...............        2003                      $ 50,000(1)      0        0
   Chief Executive Officer &          2004                      $226,000(1)(2)   0        0
   Chief Financial Officer                          2004        $116,667(3)      0        0

J.P. Heyes....................        2003                      $ 50,000(1)      0        0
   Vice President &                   2004                      $226,000(1)(2)   0        0
   Secretary                                        2004        $ 58,334(3)      0        0

Barre Rorabaugh...............        2003                          --          --       --
   President of subsidiary,           2004                          --          --       --
   Sealife Marine Products, Inc.                    2004        $119,312(4)      0        0
----------

* Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officers have been omitted.

(1) Each of Mr. McCaslin and Ms. Heyes elected to receive their respective salaries for January 1, 2003 through May 31, 2003 ($50,000) and June 1, 2003 through September 30, 2003 ($40,000), in our common stock, which was issued to each executive officer at a price of $0.30 per share upon the filing of a Registration Statement on Form S-8 by us on October 17, 2003.




(2) Comprised of shares valued at $40,000 for services rendered from June 1, 2003 through September 30, 2003, as described in Note (1) above, shares valued at $60,000 as described below, shares valued at $93,750 as described below, and $32,250 of deferred compensation as described below.

     Each of Mr. McCaslin and Ms. Heyes was issued 300,000 shares of our common stock on January 10, 2004, in payment of our debt to them for accrued salaries for Oct 1, 2003 through Dec 31, 2003, which were each valued at $60,000. The shares were issued to the executive officers at $0.20 per share, a 33% discount on the $0.56 closing price of the shares on the Over-the-Counter Bulletin Board on November 19, 2003, the date the officers agreed to accept our common shares in lieu of cash compensation. The closing price of the shares on the Over-the-Counter Bulletin Board on January 9, 2004 was $0.56 per share.

     Each of Mr. McCaslin and Ms. Heyes was issued 206,044 shares of our common stock on March 26, 2004 in payment of our debt to them for accrued salaries under their Employment Agreements, which were valued at approximately $93,750. The shares were issued to Mr. McCaslin and Ms. Heyes at $0.455 per share. The closing price of the shares on the Over-the-Counter Bulletin Board on March 26, 2004 was $0.97 per share.

     Each of Mr. McCaslin and Ms. Heyes also deferred, at their election, payment of $32,250 due under their respective Employment Agreements for our fiscal year ending May 31, 2004, which Employment Agreements are described under the heading "Employment Contracts and Change of Control Agreements" below.

(3) Comprised solely of deferred compensation due under Employment Agreements with Mr. McCaslin and Ms. Heyes.

(4) Mr. Rorabaugh began his employment with us in June 2004. Mr. Rorabaugh's salary consists of shares of our common stock valued at $119,312 issued pursuant to the terms of our Employment Agreement with Mr. Rorabaugh.

OPTION GRANTS

         We did not grant options to purchase common stock during our fiscal years ending May 31, 2003 and May 31, 2004, or during the seven-month period ending December 31, 2004.

2004 STOCK AWARD PLAN

         Our 2004 Stock Award Plan was adopted and became effective in November 2004 and was amended on March 25, 2005. A total of 1,350,000 shares of common stock have been reserved for issuance under the 2004 Stock Award Plan, as amended. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2004 Stock Award Plan. As of March 31, 2005, 382,572 shares of our common stock had been issued under our 2004 Stock Award Plan, as amended.

         Our 2004 Stock Award Plan will terminate 10 years from the date on which our board approved the plan, unless it is terminated earlier by our board. The plan authorizes the award of common stock and derivative securities (which may include stock bonuses).

         Our 2004 Stock Award Plan is administered by our full board of directors. Following the expansion of our board of directors, we intend to form a compensation committee, all of the members of which will be independent directors under applicable federal securities laws and outside directors as defined under applicable federal tax laws. Following its formation, the compensation committee will have the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan.

         Awards under the 2004 Stock Award Plan are not restricted to any specified form or structure and may include, but need not be limited to, sales, bonuses and other transfers of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, or any other type of Award which the Board shall determine is consistent with the objectives and limitations of the Plan. An Award may consist of one such security or benefit, or two or more of them in tandem or in the alternative.

         Our 2004 Stock Award Plan provides for the issuance of incentive stock options that qualify under Section 422 of the Internal Revenue Code as well as nonqualified stock options. Incentive stock options may be granted only to employees of ours or any parent or subsidiary of ours. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors of ours or any parent or subsidiary of ours, provided the consultants, independent contractors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by our compensation committee when the options are granted. The purchase price for shares of common stock underlying any derivative securities issued under the plan will be determined by our Board of Directors at the time of the grant.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

         Each of the named executive officers is party to an employment agreement with Sealife Corporation or its subsidiary, Sealife Marine Products, Inc.

     ROBERT MCCASLIN

         In January 2004, we entered into an employment agreement with Mr. McCaslin as President and Chief Executive Officer, and entered into an amendment to such employment agreement in June 2004. Under his employment agreement, Mr. McCaslin is entitled to an initial salary of $200,000 per year, and may be awarded an annual bonus, in the sole discretion of Sealife. Mr. McCaslin's compensation is reviewed annually by our Board at the beginning of each fiscal year. The term of Mr. McCaslin's employment is six years, however, under California law, we and Mr. McCaslin may terminate Mr. McCaslin's employment agreement at any time for any legal reason. Upon termination for reasons other than cause, Mr. McCaslin may be entitled to severance payments of up to eighteen
(18) months of base salary if Mr. McCaslin is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Mr. McCaslin is terminated for failure to fulfill job functions.

     J.P. HEYES

         In January, 2004, we entered into an employment agreement with Ms. Heyes as Vice President, and entered into an amendment to such employment agreement in June, 2004. Under her employment agreement, Ms. Heyes is entitled to a salary of $100,000 per year, and may be awarded an annual bonus, in the sole discretion of Sealife. Ms. Heyes's compensation is reviewed annually by our Board at the beginning of each fiscal year. The term of Ms. Heyes' employment is five years, however, under

California law, we and Ms. Heyes may terminate Ms. Heyes's employment agreement at any time for any legal reason. Upon termination for reasons other than cause, Ms. Heyes may be entitled to severance payments of up to eighteen (18) months of base salary if Ms. Heyes is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Ms. Heyes is terminated for failure to fulfill job functions.

     BARRE RORABAUGH

         In June, 2004 our wholly-owned subsidiary, Sealife Marine Products, Inc., entered into an employment agreement with Mr. Rorabaugh as President. Under his employment agreement, Mr. Rorabaugh is entitled to a salary of One Hundred Fifty Thousand Dollars per year, subject to adjustment, upward but not downward, by the Board on an annual basis at the beginning of each fiscal year. Mr. Rorabaugh's base salary is payable in cash and shares of our common stock, which shares are issued to the Executive without restriction pursuant to a Form S-8 Registration Statement. Mr. Rorabaugh is also entitled to a performance bonus determined in accordance with a management incentive plan to be agreed upon between Mr. Rorabaugh and our Board of Directors on an annual basis. Mr. Rorabaugh's employment agreement terminates on December 31, 2008, however, under California law, we and Mr. Rorabaugh may terminate Mr. Rorabaugh's employment agreement at any time for any reason.

         TERMINATION AND SEVERANCE PROVISIONS

         If Mr. Rorabaugh is terminated "without cause," i.e. for any reason other than (i) death, (ii) permanent disability, (iii) any act or omission knowingly undertaken or omitted by Mr. Rorabaugh with the intent of causing damage to us, our properties, assets or business or our shareholders, officers, directors or employees; (iv) any act of Mr. Rorabaugh involving a material personal profit to Mr. Rorabaugh involving our properties, assets or funds or any of our subsidiaries, including, without limitation, any fraud, misappropriation or embezzlement; (v) Mr. Rorabaugh's consistent failure to perform his normal duties or any obligation under any provision of this Agreement, in either case, as directed by the Board and following written notice by the Board and a reasonable opportunity to cure by him; (vi) conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of ours; (B) any felony offense; or (C) any crime of moral turpitude; or (vii) the chronic or habitual use or consumption of drugs or alcoholic beverages, then we must continue to pay Mr. Rorabaugh's then-current base salary
(A) for a period of two (2) months if the effective date of such termination occurs prior to the three (3)-month anniversary of the effective date of the agreement; (B) for a period of four (4) months if the effective date of such termination occurs between the three (3)-month and the six (6)-month anniversaries of the effective date of the agreement; (C) for a period of six
(6) months if the  effective  date of such  termination  occurs  between the six
(6)-month and the twelve (12)-month anniversary of the effective date of the agreement; and (D) for a period of twelve (12) months if the effective date of such termination occurs after the twelve (12)-month anniversary of the effective date of the agreement; and Mr. Rorabaugh shall retain only those incentive options that have vested prior to the effective date of such termination. Notwithstanding the foregoing, in the event that Mr. Rorabaugh's employment is terminated "without cause" within one (1) year following the Effective Date, the severance payment described above will be paid (i) one-half in the form of our common stock having a value at the time of issuance, based on the average trading price of our common stock, as quoted on the Over-The-Counter Bulletin Board, for the twenty (20) consecutive trading days immediately preceding the date of issuance of such shares of our common stock, of not less than one-half of the dollar amount of the applicable severance payment to be issued to Mr. Rorabaugh without restriction pursuant to a Form S-8 Registration Statement, and
(ii) one-half in the form of our common stock having a value at the time of issuance, based on the average trading price of our common stock, as quoted on the Over-The-Counter Bulletin Board, for the twenty (20) consecutive trading days immediately preceding the date of issuance of such shares of common stock, of not less than one-half of the dollar amount of the applicable severance payment the resale of which is subject to the restrictions under Rule 144 promulgated under the Securities Act of 1933, as amended. We are not obligated to pay Mr. Rorabaugh any amounts following his termination without cause from and after any time that Mr. Rorabaugh accepts an employment or consulting position with any person or entity that is determined by the Board, in the exercise of its reasonable discretion, to be our competitor.

GAEL HIMMAH, CHIEF CONSULTING SCIENTIST

         We entered into a Consulting Agreement with Gael Himmah, our Chief Consulting Scientist, doing business as Aspen Laboratories, Ecosys International and Sealife Marine Coatings, on January 1, 2003, and amended the agreement in August 2004. Pursuant to the consulting agreement, as amended, Mr. Himmah is to be paid $12,500 per month in exchange for providing consulting services to us associated with the development, testing, and marketing of our products. In lieu of cash, Mr. Himmah has consistently elected to be paid in shares of our common stock. The consulting agreement terminates on January 1, 2008, unless earlier terminated.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

         Our Bylaws require us to indemnify our directors and officers to the fullest extent not prohibited by the Delaware General Corporation Law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided further, that we are not required to indemnify any director or officer in connection with any proceeding (or party thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors of the corporation, or (iii) such indemnification is provided by us, in our discretion, pursuant to the powers vested in us under the Delaware General Corporation Law.

         A shareholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table presents information regarding the beneficial ownership of our common stock as of March 15, 2005 by:

         o        each  of  the  executive   officers   listed  in  the  summary
                  compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock that may be acquired upon exercise of warrants that are currently exercisable or exercisable within 60 days of March 15, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 17,795,113 shares of our common stock outstanding on March 15, 2005. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Sealife Corporation, 54601 W. Slauson, Culver City, CA 90293.

                                               NUMBER OF
                                                SHARES               PERCENTAGE
                                              BENEFICIALLY            OF SHARES
     NAME OF BENEFICIAL OWNER                    OWNED               OUTSTANDING
--------------------------------------        ------------           -----------

EXECUTIVE OFFICERS AND DIRECTORS:

Robert McCaslin.......................          3,722,500               21.5%
     Director, President and
     Chief Executive Officer

J.P. Heyes............................          1,595,044                9.2%
     Vice President and Secretary

Barre Rorabaugh.......................                615                 *
     President of SeaLife Marine

All 3 directors and executive
     officers as a group..............          5,318,159               30.8%

5% SHAREHOLDERS:

Gael Himmah...........................          1,542,356                8.9%
----------
* Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

                            NUMBER OF SECURITIES
                           ISSUED OR TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                              UPON EXERCISE OF          PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                            OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS               RIGHTS                  COMPENSATION PLANS
                           ----------------------    -------------------------    ----------------------------
Equity compensation
plans not approved by
security holders                  2,420,608                    N/A(1)                        400,000
                           ----------------------    -------------------------    ----------------------------
Total                             2,420,608                    N/A(1)                        400,000
----------

(1) No options, warrants or rights are outstanding under any of our Equity Compensation Plans.


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         During the seven month period ended December 31, 2004, we issued 108,333 shares to Mr. Rorabaugh for services as the President of Sealife Marine pursuant to his employment agreement with us described above under "Executive Compensation - EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS." The shares issued were valued at $0.55 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During the seven month period ended December 31, 2004 we issued 302,381 shares of our common stock to Gael Himmah for services rendered as a Chief Consulting Scientist pursuant to the terms of his consulting agreement with us dated January 1, 2003, described above under "Executive Compensation - EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS." The shares issued were valued at $0.51 per share based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During the seven month period ended December 31, 2004 we issued 850,489 shares of our common stock to Brokers Unlimited, Inc. ("BUI") and certain of its principals, for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated November 10, 2004, as amended, between us and BUI. The Consulting Agreement provided that BUI would be compensated with 786,500 shares of our common stock for services rendered through November 10, 2004, and would be compensated, in the future, for services through June, 2005 at a rate of $14,375.00 per month. The 786,500 shares issued for past services were valued at $0.36 per share, based on a 20% discount on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue. Pursuant to the Agreement, BUI is to be paid in our common stock, which is to be valued, for the purpose of such consulting agreement, at the volume weighted average trading price per share of our common stock as quoted on the Over-the-Counter Bulletin Board, for the twenty (20) consecutive trading days immediately preceding the date of issuance of such shares. We agreed to register the shares issued as compensation pursuant to the agreement on a registration statement on Form SB-2. Effective January, 2005, our consulting agreement with BUI was terminated.

         During the seven month period ended December 31, 2004 we issued 200,000 shares of our common stock to Michael Sahl, for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated
November 30, 2004, as amended, between us and Mr. Sahl. Pursuant to the Agreement, Sahl was issued 200,000 shares of our common stock, in exchange for his commitment to provide consulting services through October 31, 2005. The stock was valued at $0.54 per share based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue. We agreed to register the shares issued as compensation pursuant to the agreement on a registration statement on Form SB-2.

         During the seven month period ended December 31, 2004 we issued 505,405 shares of our common stock to individual partners of Stubbs Alderton & Markiles, LLP, for legal services rendered pursuant to the terms of that certain engagement Letter dated May 17, 2004, as amended, between us and Stubbs Alderton & Markiles, LLP. The Engagement Letter provides that individual partners of Stubbs Alderton & Markiles, LLP will be compensated in the form of common stock for legal services rendered by Stubbs, Alderton & Markiles, LLP, and provides for the issuance of a certain number of shares as a retainer, which may only be sold upon provision of services. The shares are valued as sold by the individual partners under an effective registration statement on Form S-8 at the sale price.

         During the seven month period ended December 31, 2004 we issued 50,000 shares of our common stock to Lee Dicker, for legal services rendered pursuant to the terms of that certain engagement letter dated December 15, 2003, as amended, between us and Leonard, Dicker & Schreiber, LLP. The engagement letter provides that Lee Dicker will be compensated in the form of common stock for legal services rendered by Leonard, Dicker & Schreiber, LLP.

         During the seven month period ended December 31, 2004, we issued 50,000 shares of our common stock to Don Davis, for legal services rendered pursuant to the terms of that certain engagement letter dated May 10, 2003, as amended, between us and Davis & Associates, LLP. The engagement letter provides that Don Davis will be compensated in the form of common stock for legal services rendered by Davis & Associates, LLP.

         During the seven month period ended December 31, 2004 we issued 4,000 shares of our common stock to Michael Caraway, for accounting services rendered pursuant to the terms of that certain consulting agreement dated October 18, 2004, as amended, between us and Mr. Caraway. Pursuant to the terms of the agreement, Mr. Caraway receives 2,000 shares of our common stock per month through March 31, 2005. As of December 31, 2004, 6,000 shares of our common stock were reserved for issuance to Mr. Caraway pursuant to such consulting Agreement.

         During the seven month period ended December 31, 2004 we issued 200,000 shares of our common stock to Robert Lee, for sales and marketing services rendered pursuant to the terms of that certain letter agreement dated November 15, 2004, as amended, between us and Mr. Lee. Pursuant to the terms of the agreement, Mr. Lee received 180,000 shares of our common stock for services rendered through December 31, 2004. The stock was valued at $.40 per share upon issuance, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue. No additional compensation is contemplated by such agreement.

         During the seven month period ended December 31, 2004 we issued 150,000 shares of our common stock to Lionel Gosselin, for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated July 1, 2004, between us and Mr. Gosselin. Pursuant to the Agreement, Mr. Gosselin was issued 150,000 shares of our common stock, in exchange for his commitment to provide consulting services through December 31, 2004. The stock was valued at $0.89 per share upon issuance, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 30, 2003 (inception), there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $60,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

         None.

TRANSACTIONS WITH 5% BENEFICIAL SHAREHOLDERS

         On September 17, 2003 we entered into an agreement with Gael Himmah to purchase all proprietary rights and interest in four products and processes developed by him. The purchase price was $400,000 and was paid with 400,000 shares of our common stock.

         In connection with the purchase of certain technologies from Division G, Inc. on June 30, 2002, we issued a ten-year note for $1,220,309 to Gael
Himmah. The note is to be paid based on our sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. In addition to payment based on our sales, the note required monthly payments and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder into our common stock at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the 30 days immediately preceding the date of conversion. On January 2, 2003, Mr. Himmah converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at December 31, 2004 and 2003, including accrued interest was $312,812 and $292,330 respectively.

ITEM 13.      EXHIBITS.

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                 DESCRIPTION
------        ------------------------------------------------------------------

3.1           Restated Certificate of Incorporation of SeaLife Corporation (1)

3.2           Bylaws of SeaLife Corporation (1)

10.1          Consulting Agreement with Gael Himmah (1)

10.2          Employment   Agreement  between  Sealife  Corporation  and  Robert
              McCaslin, dated January 1, 2004.(5)*

10.3 Amendment to Employment Agreement with Robert McCaslin, dated October 29, 2004.(5)*

10.4 Employment Agreement between Sealife Corporation and J.P. Heyes, dated January 1, 2004.(5)*

10.5 Amendment to Employment Agreement with J.P. Heyes, dated October 29, 2004.(5)*

10.6 Employment Agreement between Sealife Marine and Barre Rorabaugh, dated June 15, 2004. (2)

10.7 Sales Force Agreement, by and between Sealife Marine Products, Inc. and Brokers Unlimited Inc., dated January 21, 2004 (3)

10.8 Consulting Agreement between Michael Sahl and Sealife Corporation, effective as of November 30, 2004.(5)*

10.9 Amendment No. 1 to Consulting Agreement with Michael Sahl, effective as of January 20, 2005.(5)*

10.10         2004 Stock Award Plan, as amended (2)

10.11 Distribution Agreement between Sealife Marine Products, Inc. and Surface Protection Industries International, dated February 15, 2005.

10.12 Distribution Agreement between Sealife Marine Products, Inc. and Current, Inc. dated March 10, 2005.

10.13 Distribution Agreement Sealife Marine Products, Inc. and Sealife Marine Africa PTY Ltd., dated as of January 28, 2005.

14.1          Code of Ethics (4)

21.1          Subsidiaries of the Company (4)

23.2          Consent of Pollard-Kelley Auditing Services, Inc.

24.1          Power of Attorney (see Signature Page)

* Indicates a management contract or compensatory plan.

(1) Filed as an Exhibit to our Annual Report on Form 10-KSB for the period ended May 31, 2003, dated September 19, 2004.

(2) Filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-8 filed March 28, 2005.

(3)  Filed as an  Exhibit to our  Current  Report on Form 8-K,  filed  March 15,
     2004.

(4) Filed as an Exhibit to our Annual Report on Form 10-KSB for the period ended May 31, 2004, dated September 14, 2004.

(5) Filed as an Exhibit to our Registration Statement on Form SB-2, filed January 25, 2005.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         Pollard-Kelley Auditing Services, Inc. ("Pollard-Kelley"), our independent public accountants, billed us an aggregate of approximately $10,000 for professional services rendered for the audit of our annual financial statements for the seven months ended December 31, 2004 (the "Transition Period") and the reviews of the financial statements included in our Form 10-QSB for the four month period ended September 30, 2004. Pollard-Kelley billed us an aggregate of $10,000 for professional services rendered for the audit of out financial statements for our fiscal year ended May 31, 2004 ("Fiscal 2003"). Mr. Terance L. Kelley ("Mr. Kelley"), our former independent public accountant, billed us an aggregate of $12,000 for professional services rendered for the audit of our financial statements for the fiscal year ended May 31, 2003 ("Fiscal 2002"), and the reviews of the financial statements included in our Form 10-QSBs for Fiscal 2002.

AUDIT-RELATED FEES

         Pollard-Kelley and Mr. Kelley billed us an aggregate of $0 in fees for assurance and related services related to the audit of our annual financial statements for any of the Transition Period, Fiscal 2003 and Fiscal 2002.

TAX FEES

         Pollard-Kelley and Mr. Kelley billed us an aggregate of $0 in fees for tax compliance, tax advice, and tax planning services for any of the Transition Period, Fiscal 2003 and Fiscal 2002.

ALL OTHER FEES

         Pollard-Kelley and Mr. Kelley billed us an aggregate of approximately $0 for all other services performed during the Transition Period, Fiscal 2003 and Fiscal 2002.

         Our Board of Directors is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Board of Directors does not delegate these responsibilities. During each of the Transition Period, Fiscal 2003 and Fiscal 2002, our Board of Directors pre-approved 100% of the services described above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEALIFE CORPORATION


Date: April 8, 2005                 /s/ Robert McCaslin
                                    --------------------------------------------
                                    By:   Robert McCaslin
                                    Its:  President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of SeaLife Corporation do hereby constitute and appoint Robert McCaslin with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                            TITLE                        DATE
         ----                            -----                        ----

/s/ Robert McCaslin         President and Chief Executive         April 8, 2005
-----------------------     Officer, Chief Financial Officer
    Robert McCaslin         and Director
                             (Principal Executive Officer and
                             Principal Financial Officer)


/s/ J.P. Heyes              Secretary and Director                April 8, 2005
-----------------------
    J.P. Heyes

POLLARD-KELLEY AUDITING SERVICES, INC.
AUDITING SERVICES                                3250 WEST MARKET ST, SUITE 307,
                                                 FAIRLAWN, OH 44333 330-864-2265


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sealife Corporation and Subsidiaries
(A Development Stage Company)

We have audited the accompanying balance sheets of Sealife Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2004 and May 31, 2004 and the related statements of income, changes in stockholders' equity, and cash flows for each of the seven month period ended December 31, 2004 and the twelve month period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and May 31, 2004 and the results of its operations and it cash flows for each of the seven month period ended December 31, 2004 and the twelve month period ended May 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------

Fairlawn, Ohio
April 7, 2005

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and May 31, 2004
                                                     December 31,      May 31,
                                                        2004            2004
                                                     -----------    -----------
                       ASSETS
Current Assets
     Cash ........................................   $     5,937    $    34,056
     Cash in escrow ..............................        15,000           --
     Inventory ...................................        24,304          6,000
     Prepaid expenses ............................       102,665        403,332
                                                     -----------    -----------
          Total Current Assets ...................       132,906        443,388
Other Assets
     Technology ..................................     1,735,309      1,735,309
     Less: accumulated amortization ..............      (221,999)      (189,512)
                                                     -----------    -----------
                                                       1,478,310      1,545,797
                                                     -----------    -----------

          Total Assets ...........................   $ 1,646,216    $ 1,989,185
                                                     ===========    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable ...............................   $   212,350    $   130,000
     Accounts payable ............................        22,232         54,531
     Accounts payable - shareholders .............        95,530         61,130
     Accrued wages ...............................       347,060         64,560
     Accrued interest ............................        12,448          4,584
     Accrued payroll taxes .......................         8,382          8,382
     Current portion of long-term debt ...........         7,313          3,291
                                                     -----------    -----------
          Total Current Liabilities ..............       705,315        326,478
Long-Term Debt
     Notes payable ...............................       311,003        315,025

Stockholders' Equity
     Common stock ................................         1,731          1,454
     Additional paid in capital ..................     5,100,452      3,855,368
     Deficit accumulated during the
        development stage ........................    (4,472,285)    (2,509,140)
                                                     -----------    -----------
                                                         629,898      1,347,682
                                                     -----------    -----------
          Total Liabilities and Stockholders'
             Equity ..............................   $ 1,646,216    $ 1,989,185
                                                     ===========    ===========

See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME
For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004 and the Period From April 4, 2002 (Date of Inception) Through December 31, 2004 (Since Inception)


                                   December 31,       May 31,         Since
                                       2004            2004         Inception
                                   ------------    ------------    ------------

Sales ..........................   $     80,449    $     27,416    $    146,267

Cost of sales ..................         56,091         125,386         257,901
                                   ------------    ------------    ------------

          Gross Profit .........         24,358         (97,970)       (111,634)

Sales and marketing ............        380,271          26,712         465,601
General and administrative .....      1,607,232       1,682,373       3,895,050
                                   ------------    ------------    ------------
                                      1,987,503       1,709,085       4,360,651
                                   ------------    ------------    ------------

Net Loss .......................   $ (1,963,145)   $ (1,807,055)   $ (4,472,285)
                                   ============    ============    ============

Loss per share .................   $      (0.13)

Weighted shares ................     15,343,327


See accompanying notes and accountant's report.

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004 and the Period From April 4, 2002 (Date of Inception) through December 31,
     2004 (Since Inception)

                                                     December 31,      May 31,        Since
                                                        2004            2004        Inception
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ....................................   $(1,963,145)   $(1,807,055)   $(4,472,285)
     Adjustments to reconcile net loss to net
       cash provided used in operating activities
          Amortization ...........................        67,487        107,910        256,999
          Stock for services expenses ............     1,123,410      1,474,228      3,190,288
       Changes in Current Assets and liabilities:
          (Increase) in Inventories ..............       (18,304)          --          (24,304)
          Decrease (Increase) in Prepaid expenses        280,667        (44,000)      (122,665)
          (Decrease) Increase in Accounts payables       (32,299)       (66,769)        22,232
          Increase in Accrued wages ..............       282,500         64,560        347,060
          Increase in Accrued interest ...........         7,864         39,566         12,448
          Increase in Accrued payroll taxes ......          --            8,382          8,382
                                                     -----------    -----------    -----------
          NET CASH (USED) BY
               OPERATING ACTIVITIES ..............      (251,820)      (223,178)      (781,845)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Technologies ....................          --             --         (335,309)
                                                     -----------    -----------    -----------
          NET CASH (USED) BY
               INVESTING ACTIVITIES ..............          --             --         (335,309)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of Common stock ........................       121,951        129,239        511,890
     Increase in Notes payable ...................        82,350        130,000        212,350
     Increase in Long-term debt ..................          --             --          318,316
     (Decrease) Increase in Accounts payable SH ..        34,400         (2,563)        95,530
                                                     -----------    -----------    -----------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..............       238,701        256,676      1,138,086
                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ..................       (13,119)        33,498         20,932
CASH AT BEGINNING OF PERIOD ......................        34,056            558           --
CASH OBTAINED IN MERGER ..........................          --             --                5
                                                     -----------    -----------    -----------
CASH AT END OF PERIOD ............................   $    20,937    $    34,056    $    20,937
                                                     ===========    ===========    ===========

See accompanying notes and accountant's report

SEALIFE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
For the Period from April 4, 2002 (Date of Inception) through December 31, 2004



                                                                                             ADDITIONAL
                                   PREFERRED STOCK                  COMMON STOCK              PAID IN
                                SHARES          AMOUNT          SHARES        AMOUNT          CAPITAL
                             ------------    ------------    ------------   ------------    ------------
Balance at Inception .....           --      $       --              --     $       --      $       --
  Stock for services .....           --              --           125,000          1,250            --
  Contributed capital ....           --              --         2,125,000         21,250          43,750
  Sale of stock ..........           --              --            81,500            815          80,685
  Net loss for the period            --              --              --             --              --
                             ------------    ------------    ------------   ------------    ------------

Balance at June 30, 2003 .           --              --         2,331,500         23,315         124,435
  Stock for services .....           --              --             6,500              7           6,493
  Sale of stock ..........           --              --           179,200            179         179,021
  SeaLife merger/par value
      change .............      2,000,000             200       4,109,646        (22,838)     17,089,260
  Recapitalization .......           --              --              --             --       (17,066,617)
  Cancel of preferred ....     (1,840,000)           (184)           --             --               184
  Conversion of preferred        (160,000)            (16)      1,600,000            160            (144)
  Stock for debt .........           --              --         1,000,000            100         999,900
  Stock for services .....           --              --           331,960             33         160,535
  Net loss for the period            --              --              --             --              --
                             ------------    ------------    ------------   ------------    ------------

Balance May 31, 2003 .....           --              --         9,558,806            956       1,493,067
   Stock for services ....           --              --         4,261,088            426       1,833,134
   Stock for Technology ..           --              --           400,000             40         399,960
   Sale of stock .........           --              --           316,261             32         129,207
   Net loss for the period           --              --              --             --              --
                             ------------    ------------    ------------   ------------    ------------

Balance May 31, 2004 .....           --              --        14,536,155          1,454       3,855,368
  Stock for services .....           --              --         2,528,522            253       1,123,157
  Sale of Stock ..........           --              --           246,912             24         121,927
  Net loss for the period            --              --              --             --              --
                             ------------    ------------    ------------   ------------    ------------
Balance December 31, 2004            --      $       --        17,311,589   $      1,731    $  5,100,452
                             ============    ============    ============   ============    ============


                               DEFICIT
                             ACCUMULATED
                                DURING
                             DEVELOPMENT
                                STAGE            TOTAL
                             ------------    ------------
Balance at Inception .....   $       --      $       --
  Stock for services .....           --             1,250
  Contributed capital ....           --            65,000
  Sale of stock ..........           --            81,500
  Net loss for the period         (14,726)        (14,726)
                             ------------    ------------

Balance at June 30, 2003 .        (14,726)        133,024
  Stock for services .....           --             6,500
  Sale of stock ..........           --           179,200
  SeaLife merger/par value
      change .............    (17,066,617)              5
  Recapitalization .......     17,066,617            --
  Cancel of preferred ....           --              --
  Conversion of preferred            --              --
  Stock for debt .........           --         1,000,000
  Stock for services .....           --           160,568
  Net loss for the period        (687,359)       (687,359)
                             ------------    ------------

Balance May 31, 2003 .....       (702,085)        791,938
   Stock for services ....           --         1,833,560
   Stock for Technology ..           --           400,000
   Sale of stock .........           --           129,239
   Net loss for the period     (1,807,055)     (1,807,055)
                             ------------    ------------

Balance May 31, 2004 .....     (2,509,140)      1,347,682
  Stock for services .....           --         1,123,410
  Sale of Stock ..........           --           121,951
  Net loss for the period      (1,963,145)     (1,963,145)
                             ------------    ------------
Balance December 31, 2004    $ (4,472,285)   $    629,898
                             ============    ============

See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

Sealife Corp., a Nevada corporation ("Sealife Nevada"), was incorporated on January 21, 2002. On February 4, 2002 Sealife Nevada formed, SeaLife Marine
Products, Inc., a California corporation. The subsidiary was formed to concentrate on certain marine product applications of its technology.

On June 30, 2002 SeaLife Nevada entered into an agreement with the three shareholders of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for 2,100,000 million shares of SeaLife Nevada's common stock. The agreement became effective July 1, 2002. At the time of acquisition DivisionG, Inc. assets consisted of ownership of all rights in perpetuity to ProTerra A6, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Mini-Mix a sewer clean-up and detoxification product. All productions were in the early stages of development. DivisionG, Inc. had no liabilities at the time of acquisition.

On July 31, 2002 Sealife Nevada formed a wholly owned subsidiary, Proterra Technologies, Inc., a California corporation. The subsidiary was formed to concentrate on the agricultural product applications.

On December 20, 2002, SeaLife Nevada was acquired by SeaLife Corporation, a Delaware corporation (the "Company"), formerly Integrated Enterprises, Inc., a public, reporting corporation, pursuant to the terms of a Share Exchange Agreement. The Company was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. At the same time as the share exchange, the Company affected a 15 to 1 reverse stock split.

A history of the Company is as follows:

The Company, formerly Integrated Enterprises, Inc., formerly Vast Technologies Holding Company, Inc., formerly Fraser Realty Group, Inc., is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of SeaLife Corporation a Delaware corporation and the parent, SeaLife Corp. a Nevada corporation the parent's subsidiary, and SeaLife Marine Products, Inc., Proterra Technologies, Inc. and DivisionG, Inc., the Nevada corporation's three subsidiaries. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at December 31, 2004 is approximately $4,000,000.

Amortization:

The Company provides for amortization of the Marine Product Technologies and Proterra Technologies purchased utilizing the straight-line method to apportion costs over a 15 year estimated life.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage:

Until June 1, 2004 Sealife Corporation and Subsidiaries (the Company) were development stage companies as defined under Statements of Financial Accounting Standards No. 7.

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - TECHNOLOGIES

The Company entered into an asset purchase agreement to acquire certain technologies (the "Marine Product Technologies") from Gael Himmah on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

1. Parents, patent application rights for EPA registration number 70214-1 and all modifications, enhancements and improvements thereon.
2. All rights in perpetuity, including but not limited to SeaLife 1000, SeaLife 2000 (now known as SeaLife 1000 OutDrive(TM)), and SeaLife 3000 (now known as SeaLife 100 XP(TM)), present and future marine coating and all modifications, variations, enhancements and improvements thereon.
3.       Full power to enforce its ownership interests.

SeaLife 1000 is a solvent based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive results.

SeaLife 1000 OutDrive(TM) is a solvent-based, anti-fouling coating for submerged marine use.

SeaLife 1000 XP(TM) is a water based coating with advanced anti-rust additives for the above water application.

The Marine Product Technologies are being amortized on the straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of product life at this time.

On September 17, 2003 the Company entered into an agreement with Gael Himmah to purchase all proprietary rights and interests in four additional products and technologies developed by him (the "Proterra Technologies"). Two of the products are for the agriculture and the other two appeal to a broader market and are for soil recovery. The purchase price was $400,000 and was paid with 400,000 shares of the Company's common stock. These proprietary rights and interests are being amortized on a straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of the product life at this time.

Amortization expense for the periods is as follows:

                                                      ENDED:

                                DECEMBER 31, 2004                MAY 31, 2004
                                -----------------                ------------
         AMORTIZATION               $ 67,487                      $ 107,910

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2 - TECHNOLOGIES- CONTINUED

Future amortization expense for the next five years is as follows:

              2005                $115,688
              2006                $115,688
              2007                $115,688
              2008                $115,688
              2009                $115,688

NOTE 3 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company in connection with a consulting contract entered into a $30,000 note with an individual. The note was due January 9, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at December 31, 2004 was $20,000 and at May 31, 2004 was $30,000. As of January 9, 2005, the Company had paid off the note.

On January 9, 2004, the Company, in connection with a consulting contract, entered into a $100,000 note with an individual. The note was due January 9, 2005, unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at both December 31, 2004 and May 31, 2004 was $100,000. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 loan with an individual.. The loan is due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at December 31, 2004 was $30,000.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, is unsecured, and does not call for payments until maturity. The interest rate is 36% per annum. The Company is currently in default under this note. The balance of this note, including accrued interest, at December 31, 2004 was $42,350.

LONG - TERM DEBT - NOTES PAYABLE

In connection with the Marine Product Technologies purchased on June 30, 2003, the Company entered into a ten-year note for $1,220,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payment is payable monthly and the note bears

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 3 - NOTES PAYABLE - CONTINUED

interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at December 31, 2004 and May 31, 2004 was $312,818 and $303,816, respectively.

At December 31, 2004 there remained $7,313 past due on the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default.

Because of the repayment schedule of the Marine Product Technologies Note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At December 31, 2004 and May 31, 2004 the Company had 17,311,539 and 14,536,155
shares outstanding respectively.

During the seven month period ended December 31, 2004 the Company issued 2,528,522 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

                      SERVICE                   SHARES          VALUE
         --------------------------------     ----------     ----------

         Business Consulting ............      1,404,489     $  562,470
         Legal Services .................        604,809        277,565
         Officer Salaries ...............        217,688        119,312
         Product Consulting .............        301,536        161,264
                                              ----------     ----------

         Total Stock for Services .......      2,528,522     $1,123,411
                                              ==========     ==========

NOTE 5- PREFERRED STOCK

The Company had 2,000,000 shares of convertible preferred stock outstanding at the date of the Acquisition. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock. The remaining 160,000 shares were converted to 1,600,000 shares of common stock of which 300,000 shares were conveyed to the original shareholders of SeaLife Nevada, including the current Directors of the Company.

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the company's fiscal year ending May 31, 2004, the consultant agreed to convert $100,000 of this payable into 100,000 shares of the Company's common stock. These amounts were settled for stock under an agreement dated September 17, 2003 (see Note 9). In addition, during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock.

The Company entered into four separate business-consulting agreements in March of 2004. These agreements are for one year, ending in March 2005. The compensation to be paid pursuant to the agreements is 800,000 shares of the Company's common stock valued at $440,000. $104,655 and $359,332 was recorded as Prepaid expense in connection with these agreements at December 31, 2004 and May 31, 2004, respectively.

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

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8 - OPERATIONS

In August 2004, the Company changed its fiscal year end from May 31 to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2004 to December 31, 2004 represent a transition period of seven months. The following is a comparative summary of the operating results for the seven month period ended December 31, 2004 and December 31, 2003:


                                                December 31         December 31
                                                    2004                2003
                                                -----------         -----------

Sales ..................................        $    80,449         $     2,674

Cost of sales ..........................             56,091                 289
                                                -----------         -----------

          Gross Profit .................        $    24,358         $     2,385

Sales and marketing ....................        $   380,271         $    38,515
General and administrative .............        $ 1,607,232         $    27,147
                                                -----------         -----------


Net Loss ...............................        $(1,963,145)        $   (63,277)
                                                ===========         ===========


NOTE 9 - RELATED PARTIES

At December 31, 2004 and May 31, 2004 the Company owed two major shareholders $95,530 and $61,130 respectively for monies advanced the Company. The amounts due are non-interest bearing and have no priority in liquidation.

The Company owed two of its officers $239,560 and $64,560 for wages at December 31, 2004 and May 31, 2004, respectively.

                      SEALIFE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


On January 1, 2004 the Company entered into a 5-year employment contract with the Chief Executive Officer of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000 a year, with certain vacation and sick days. The Company is required to maintain an office and certain death benefits during the term of the contract. On October 29, 2004 the contract was amended to provide for annual compensation of $200,000 per year.

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

The Company also owed the consultant and the developer of the Technologies, $7,313 past due on the loan agreement, and $311,003, the balance of the loan at December 31, 2004. During the period ended December 31, 2004 the Company issued 301,536 shares to the consultant for product consulting.

During the period ended December 31, 2004 the Company issued 217,688 shares to an officer for compensation.

NOTE 10 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On April 5, 2005, the United States Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District Court for the District of Colorado against the Company, Robert McCaslin (the Company's Chief Executive Officer), and several third parties not currently affiliated with the Company, alleging violations of several sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with events that occurred in 2002 and 2003. Based on an initial review of the document, as made available by the SEC, each of the Company and Mr. McCaslin deny the allegations made by the SEC against them specifically, and intend to continue to investigate the allegations and vigorously defend the suit.