Form 10QSB
period 2005-03-31
SEALIFE CORP
filed 2005-05-23
CIK 749753

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to _________________.

                        Commission file number 000-13895

                               SEALIFE CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                               90-0224435
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              5601 W. SLAUSON AVENUE, CULVER CITY, CALIFORNIA 90230
                    (Address of principal executive offices)

                                 (310) 338-9757
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

         As of May 20, 2005, the issuer had 18,794,319 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional  Small Business  Disclosure Format (check one):

                              Yes [_]      No [X]



================================================================================

                               SEALIFE CORPORATION

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements (unaudited).....................................3

          Condensed Consolidated Balance Sheet (unaudited)
             as of March 31, 2005..............................................3

          Condensed Consolidated Statement of Income (unaudited)
             for the three months ended March 31, 2005 and
             March 31, 2004....................................................4

          Consolidated Changes of Stockholders' Equity.........................5

          Condensed Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2005 and
             March 31, 2004....................................................6

          Notes to Condensed Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis or Plan of Operation...........15

Item 3.   Controls and Procedures.............................................30

PART II   OTHER INFORMATION...................................................31

Item 2.   Legal Proceedings...................................................31

Item 2.   Unregistered Sales of Securities and Us of Proceeds.................32

Item 6.   Exhibits............................................................33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SEALIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             March 31, 2005 and 2004
                                                        March 31,       March 31,
                                                          2005            2004
                                                       -----------    -----------
                        ASSETS
Current Assets
     Cash ..........................................   $      --      $     5,441
     Cash in escrow ................................        15,000           --
     Inventory .....................................        39,637          6,000
     Accounts Receivable ...........................        16,397         14,688
     Prepaid expenses ..............................       155,371        440,000
                                                       -----------    -----------
          Total Current Assets .....................       226,405        451,441
Other Assets
     Technology ....................................     1,735,309      1,735,309
     Less: accumulated amortization ................      (285,922)      (170,230)
                                                       -----------    -----------
                                                         1,449,387      1,565,079
                                                       -----------    -----------

          Total Assets .............................   $ 1,675,792    $ 2,016,520
                                                       ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Bank overdrafts ...............................   $       856    $      --
     Notes payable .................................       175,500        130,000
     Accounts payable ..............................        72,805         54,531
     Accounts payable - shareholders ...............        91,755         61,130
     Accrued expenses ..............................       194,210           --
     Accrued wages .................................       437,297         64,560
     Accrued interest ..............................        17,844          4,584
     Accrued payroll taxes .........................         8,382          8,382
     Current portion of long-term debt .............         7,313          3,291
                                                       -----------    -----------
          Total Current Liabilities ................     1,005,962        326,478
Long-Term Debt
     Notes payable .................................       311,003        315,025

Stockholders' Equity
     Common stock ..................................         1,874          1,454
     Additional paid in capital ....................     5,619,326      3,855,368
     Deficit accumulated ...........................    (5,262,373)    (2,481,805)
                                                       -----------    -----------

          Total Stockholders' Equity ...............       358,827      1,375,017
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $ 1,675,792    $ 2,016,520
                                                       ===========    ===========

                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the Three Months Ended March 31, 2005 and 2004



                                                 March 31,           March 31,
                                                   2005                2004
                                               ------------        ------------

Sales ..................................       $     36,052        $     12,816
Cost of sales ..........................             20,049               9,188
                                               ------------        ------------
              Gross Profit .............             16,002               3,628

Sales and marketing ....................            127,452               4,087
General and administrative .............            678,639              81,527
                                               ------------        ------------
              Total Expenses ...........            806,090              85,614
                                               ------------        ------------

Net Loss ...............................       $   (790,088)       $    (81,986)
                                               ============        ============

              Loss per share ...........       $      (0.05)       $      (0.01)

Average shares outstanding .............         15,703,993          11,760,097

                                                SEALIFE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
                                      For the period from May 31, 2003 through March 31, 2005
                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                                      ADDITIONAL      DURING
                                    PREFERRED STOCK              COMMON STOCK           PAID IN     DEVELOPMENT
                                  SHARES       AMOUNT        SHARES        AMOUNT       CAPITAL        STAGE           TOTAL
                               -----------  -----------   -----------   -----------   -----------   -----------    -----------
Balance May 31, 2003 .                --    $      --       9,558,806   $       956   $ 1,493,067   $  (702,085)   $   791,938
     Stock for services               --           --       4,261,088           426     1,833,134          --        1,833,560
     Stock for Technology             --           --         400,000            40       399,960          --          400,000
     Sale of stock ...                --           --         316,261            32       129,207          --          129,239
     Net loss for the period          --           --            --            --            --      (1,807,055)    (1,807,055)
                               -----------  -----------   -----------   -----------   -----------   -----------    -----------
Balance May 31, 2004 .                --           --      14,536,155         1,454     3,855,368    (2,509,140)     1,347,682
     Stock for services               --           --       2,532,522           253     1,123,157          --        1,123,410
     Sale of Stock ...                --           --         242,862            24       121,927          --          121,951
     Net loss for the period          --           --            --            --            --      (1,963,145)    (1,963,145)
                               -----------  -----------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 2004             --           --      17,311,539         1,731     5,100,452    (4,472,285)       629,898
     Stock for services               --           --       1,239,778           124       458,893          --          459,017
     Sale of Stock ...                --           --         190,476            19        59,981          --           60,000
     Net loss for the period          --           --            --            --            --        (790,088)      (790,088)
                               -----------  -----------   -----------   -----------   -----------   -----------    -----------
Balance March 31, 2005                --    $      --      18,635,793   $     1,874   $ 5,619,326   $(5,262,373)   $   358,827
                               ===========  ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2005 and March 31, 2004

                                                          March 31,    March 31,
                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ........................................   $(790,088)   $ (81,986)
     Adjustments to reconcile net loss to net
       cash provided used in operating activities
          Amortization ...............................      28,923       28,923
          Stock issued for services ..................     459,017         --
       Changes in Current Assets and liabilities:
          (Increase) in Accounts receivable ..........     (16,396)        --
          (Increase) in Inventories ..................     (15,333)        --
          (Increase) in Prepaid expenses .............     (52,706)        --
          Increase in Accounts payable ...............      50,572          509
          Increase in Accrued expenses ...............     194,210         --
          Increase in Accrued wages ..................      90,237         --
          Increase in Accrued interest ...............       5,396         --
          Increase in Accrued payroll taxes ..........        --          8,382
                                                         ---------    ---------
          NET CASH (USED) BY
               OPERATING ACTIVITIES ..................     (46,168)     (44,172)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of Common stock ............................      60,000       27,000
     Increase (decrease) in Notes payable ............     (16,850)      14,500
     (Decrease) Increase in Accounts payable SH ......      (3,775)        --
                                                         ---------    ---------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..................      39,375       41,500
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................      (6,793)      (2,672)
CASH AT BEGINNING OF PERIOD ..........................      20,937        8,113
                                                         ---------    ---------
CASH AT END OF PERIOD ................................   $  14,144    $   5,441
                                                         =========    =========
See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

Sealife Corp., a Nevada corporation ("Sealife Nevada"), was incorporated in 2002. Also in 2002 Sealife Nevada became the sole shareholder of SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on certain marine product applications of its technology.

On June 30, 2002 SeaLife Nevada entered into an agreement with the shareholders of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for shares of SeaLife Nevada's common stock. The agreement became effective July 1, 2002. At the time of acquisition Division G, Inc.'s assets consisted of ownership of all rights in perpetuity to ProTerra A6, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Muni-Mix a sewer clean-up and detoxification product. All products were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition.

On July 31, 2002 Sealife Nevada formed a wholly-owned subsidiary, Proterra Technologies, Inc., a California corporation. The subsidiary was formed to concentrate on the agricultural product applications.

On December 20, 2002, SeaLife Nevada was acquired by SeaLife Corporation, a Delaware corporation (the "Company"), formerly Integrated Enterprises, Inc., a public, reporting corporation, pursuant to the terms of a Share Exchange Agreement. The Company was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. At the same time as the share exchange, the Company effected a 15 to 1 reverse stock split.

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

On December 20, 2002 the Company acquired SeaLife Nevada.

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company, SeaLife Nevada, a wholly-owned subsidiary of the Company, and SeaLife Marine Products, Inc., Proterra Technologies, Inc. and Division G, Inc., SeaLife Nevada's three subsidiaries. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at March 31, 2005 is approximately $4,750,000.

Amortization:

The Company provides for amortization of the Marine Product Technologies and Proterra Technologies (each as defined in Note 2) utilizing the straight-line method to apportion costs over a 15 year estimated life.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage:

Until January 1, 2005, the Company, together with its subsidiaries, was a development stage company as defined under Statements of Financial Accounting Standards No. 7.

NOTE 2 - TECHNOLOGIES

SeaLife Marine Products, Inc. entered into an asset purchase agreement to acquire certain technologies (the "Marine Product Technologies") from Gael Himmah on June 30, 2002. The purchase price was $1,335,309. Under this purchase agreement the Company acquired the following:

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

SeaLife 1000 is a solvent-based, anti-fouling coating for underwater use. It provides a unique anti-shell, anti-algae, anti-fungus and anti-rust coating, with competitive results.

SeaLife 1000 OutDrive(TM) is a solvent-based, anti-fouling coating for submerged marine use.

SeaLife 1000 XP(TM) is a solvent-based coating with advanced anti-rust additives for above water applications.

The Marine Product Technologies were subsequently assigned to the Company. The Marine Product Technologies are being amortized on the straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of product life at this time.

On September 17, 2003 the Company entered into an agreement with Gael Himmah to purchase all proprietary rights and interests in four additional products and technologies developed by him (the "Proterra Technologies"). Two of the products are for agricultural applications and the other two appeal to a broader market and are for soil recovery. The purchase price was $400,000 and was paid with 400,000 shares of the Company's common stock. These proprietary rights and interests are being amortized on a straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of the product life at this time.

Amortization expense for the Marine Product Technologies and the Proterra Technologies for the periods is as follows:

                                                  Period Ended:
                                  MARCH 31, 2005                  MARCH 31, 2004
                                  --------------                  --------------
         Amortization                 $ 28,923                          $22,226


Future amortization expense for the next five years is as follows:

                  2005              $115,688
                  2006              $115,688
                  2007              $115,688
                  2008              $115,688
                  2009              $115,688

NOTE 3 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company, in connection with a consulting contract, entered into a $100,000 note with an individual. The note was due in full on January 9, 2005, and is unsecured. The interest rate is 7% per annum. The balance of the note at March 31, 2005 and 2004 was $100,000. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 note with an individual. The note is due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at March 31, 2005, was $30,000.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, unsecured, and does not call for payments until maturity. The interest rate is 36% per annum. The Company is in default under this agreement at December 31, 2004. The balance of this note, including accrued interest, at March 31, 2005 and 2004 was $45,500 and $0 respectively.

LONG - TERM DEBT - NOTES PAYABLE

In connection with the purchase of the Marine Product Technologies on June 30, 2003 SeaLife Nevada entered into a ten-year note for $1,220,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder to the common stock of the company at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the last 30 days. On January 2, 2003 the holder converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation stock. The balance of the note at September 30, 2004 and May 31, 2004 was $303,816.

At March 31, 2005, there remained $7,313 past due on the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default.

Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At March 31, 2005 and March 31, 2004 the Company had 18,741,843, and 12,292,710
shares outstanding respectively.

During the quarter ended March 31, 2005 the Company issued 1,239,778 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

SERVICE                                                SHARES            VALUE
--------------------------------------------         ---------         ---------
Business Consulting ........................           491,204         $ 169,090
Legal Services .............................           470,001           184,381
Officer Salaries ...........................           180,000            70,614
Product Consulting .........................            98,573            34,932
                                                     ---------         ---------
Total Stock for Services ...................         1,239,778         $ 459,017
                                                     =========         =========

NOTE 5- PREFERRED STOCK

The Company had 2,000,000 shares of convertible preferred stock outstanding at December 20, 2002, the date the Company acquired SeaLife Nevada. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock. The remaining 160,000 shares were converted to 1,600,000 shares of common stock of the Company of which 300,000 shares were conveyed to the original shareholders of SeaLife Nevada, including the current Directors of the Company

NOTE 6 - CONSULTING AGREEMENT

On June 30, 2002 in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. The consultant is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products.

The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During 2004 the consultant agreed to 100,000 shares of the Company's common stock in lieu of $100,000 owed to him pursuant to the consulting agreeement. In addition, during the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock.

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

NOTE 8 - RELATED PARTIES

At March 31, 2005 and 2004, the Company owed two major shareholders $91,755, and $61,130 respectively for monies advanced to the Company. The amounts due are non-interest bearing and have no priority in liquidation.

The Company owed two of its officers and aggregate of $437,291 and $64,560 for wages at March 31, 2005 and 2004, respectively.

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

The Company also owed its consultant, the developer of the Marine Product Technologies, $7,313 past due on a note, and $311,003, the principal balance of such note at March 31, 2005. During the period ended March 31, 2005 the Company issued 98,573 shares to the consultant for product consulting.

During the period ended March 31, 2005 the Company issued 180,000 shares to an officer for compensation.

NOTE 9 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

On April 5, 2005, the United States Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District Court for the District of Colorado against the Company, Robert McCaslin (our Chief Executive Officer and Chief Financial Officer), and several third parties not currently affiliated with the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with events that occurred in 2002 and 2003.

The complaint alleges that the Company, Mr. Caslin and six other individuals and entities engaged in a "scheme" to defraud the investing public by "using materially false and misleading public statements and manipulative stock trading to create an artificial market for, and to sell, stock in the Company without registration or a valid exemption under the federal securities laws."

Specifically, the complaint alleges that, Mr. McCaslin retained Roland Thomas ("Thomas") to raise capital for the Company and promote the company to investors, and to raise $400,000 to pay the principal shareholders of the Company and complete the acquisition SeaLife Nevada, and that Thomas devised a plan with Douglas A. Glaser ("Glaser") to meet those goals. To carry out the plan, the complaint alleges, the Company issued one million shares to Thomas, Glaser, and an employee of ERT Technology Corporation (a Delaware corporation owned by Thomas, Douglas A. Glaser and Barry S. Griffin ("Griffin"), Jeffrey A. Hayden ("Hayden"), and Morgan J. Wilbur III ("Wilbur"), and registered the stock with the SEC on Form S-8, which registers stock issued to a company's employees and consultants. However, the complaint alleges that Form S-8 was improperly used because Thomas and Glaser were retained to raise capital for the Company and to promote and maintain the market for the Company's stock.

The complaint further alleges that Thomas and Glaser transferred portions of their stock to Griffin, Hayden, and Wilbur for ultimate sale to the public through brokerage transactions. Between January and March 2003, Thomas, ERT,
Glaser, Griffin, Hayden, and Wilbur sold close to one million shares of the Company's common stock. During this time, the Company was engaged in a publicity campaign using press releases, a corporate fact sheet, and a business plan. The latter two documents were disseminated to brokers and investors and also placed on the Company's web site for public review. The complaint alleges that the publicity included materially false and misleading information, which included claims (a) that the Company's products were ready to be marketed, when in fact the Company needed capital to conduct further testing; (b) that the Company's intellectual property was worth more than $60 million, when in fact the Company carried the property on its books at less than $1.5 million; and (c) that projected over $5 million sales during the Company's first year and significant profits based on a 70% gross margin, when in fact the Company had no basis for figuring our sales margin and could not meet its projections without additional product testing and capital. In addition, the complaint alleges that the Company's publicity campaign did not disclose the $400,000 owed to the prior principal shareholders of the Company or the fact that the Company had retained Thomas and Glaser to sell the Company's stock to pay that debt and raise capital. Filings made with the Commission on Form 8-K allegedly compounded the false and misleading impact of the publicity campaign. The complaint further alleges that Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur used manipulative techniques to distribute our common stock. According to the complaint, they engaged in wash sales or matched trades, and purchased small amounts of the stock that they were distributing to create artificial trading volume and maintain the price for the distribution. The complaint also alleges that the Company made false and misleading statements in an August 2003 press release about a renegotiation with the prior principal shareholders of the shell, which helped conceal the earlier fraudulent activities described above. All defendants are charged with violating the securities registration and antifraud provisions of the federal securities laws, Sections 5(a) and (c) and 17(a) of the Securities Act of 1933 ("Securities Act"), Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 10b-5 thereunder. Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur are also charged with violating Rule 101 of Regulation M, an anti-manipulation rule that prohibits participants in a stock distribution from purchasing stock that they are distributing. The complaint also charges that Mr. McCaslin, Thomas, ERT, and Glaser violated ownership reporting provisions in Sections 13(d)(1) and 16(a) of the Exchange Act and Rules 13d-1 and 16a-3, and that Thomas, ERT, and Glaser violated Section
13(d)(2) and Rule 13d-2. Finally, the complaint charges that SeaLife violated the filings provisions, Section 13(a) of the Exchange Act and Rules 13a-11, 13a-13, and 12b-20, and that Mr. McCaslin aided and abetted those violations. The Commission seeks permanent injunctions against all defendants, an order requiring Thomas, ERT, Glaser, Griffin, and Wilbur to provide an accounting and disgorgement, civil penalties against all defendants, an officer-and-director bar against Mr. McCaslin, and penny stock bars against Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur. Based on an initial review of the complaint, the Company and Mr. McCaslin deny the allegations made by the SEC, and intend to continue to investigate the allegations and vigorously defend the suit. The Company and Mr. McCaslin have been served with the complaint, and no further proceedings are scheduled at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2004 Form 10-QSBs previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF SEALIFE CORPORATION. FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND THE THREE MONTHS ENDED MARCH 31, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         SeaLife Corporation was formed as a Delaware corporation in 1984 under the name Fraser Realty Group. We operated as a real estate investment trust until 1990, when management was unable to secure additional financing or find other means of obtaining needed cash to permit us to meet our obligations. As a result, we ceased operations and remained inactive until December, 2002.

         On December 17, 2002, pursuant to an Exchange Agreement dated June 30, 2002, we acquired all of the issued and outstanding shares of SeaLife Corp., a Nevada Corporation ("SeaLife Nevada"), in exchange for a substantial majority of the shares of our common stock (the "Acquisition"). Our stockholders retained their 274,554 shares of common stock which were issued and outstanding prior to the consummation of the Acquisition. Concurrent with the Acquisition, we changed our name from Integrated Enterprises, Inc. to SeaLife Corporation, our former directors and officers resigned, and the directors and officers of SeaLife Nevada. became our directors and officers. Also concurrent with the acquisition, we effected a 15-to-1 reverse stock split.

         The Acquisition resulted in a change of control of, with the former stockholders of SeaLife Nevada acquiring a substantial majority of our common stock immediately following the closing of the Acquisition. Therefore, the Acquisition was accounted for as a reverse merger, pursuant to which the accounting basis of SeaLife Nevada continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of SeaLife Nevada are now our historical financial statements.

         Sealife Nevada was organized in April of 2002 to acquire, develop and market certain proprietary products invented by Gael Himmah. At the time of the Acquisition, Sealife Nevada owned all of the outstanding stock of Division G, Inc., a Nevada corporation ("Division G"), Sealife Marine Products, Inc., a California corporation ("Sealife Marine"), and Proterra Technologies, Inc. a California corporation ("Proterra"). As a result of the Acquisition, we became the parent and sole shareholder of Sealife Nevada, which, in turn, was the sole shareholder of Division G, Sealife Marine and Proterra.

         Our vision is to develop, market and supply eco-friendly products that can solve complex environmental problems with simple natural solutions, establishing the environmentally safe choice as the right choice in specific markets.

         Our goal is to establish ourself as the global leader in "probiotic" technologies. Probiotic technologies refer to technologies and products that work in "partnership with nature" without harming the environment in its targeted markets. We believe that worldwide demand for development of products that are not only safe for the environment but will also help clean the environmental damage caused by decades of use and disposal of deadly toxins and the overuse of pesticides and fertilizers, is growing, and will continue to grow. We believe that a large percentage of the products in use today can and will be replaced by effective, environmentally safe equivalents.

         We developed a line of products utilizing such "probiotic" technologies for the marine, agricultural and remediation markets. We began substantial sales and marketing efforts in the first quarter of 2005. In anticipation of our intended growth and the introduction of additional products to the market in the future, we have implemented a corporate structure whereby each market is served by a separately operated subsidiary or division. Our marine products business is operated by our indirect wholly-owned subsidiary, SeaLife Marine. Our agricultural products business is operated by the our indirect wholly-owned subsidiary, ProTerra. Our remediation product business is operated as a. We also plan on establishing a research and development division that will focus on the testing and development of existing and new products for each of our subsidiaries and divisions provided sufficient capital can be obtained to fund such division. We have structured our operations in this manner to accommodate a range of products for specific markets that have been and will be developed by us.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

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

         IMPAIRMENT OF GOODWILL. We adopted SFAS No. 142 for all goodwill and other intangible assets recognized in our statement of financial position as of May 31, 2004. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach. Our technologies are being amortized over 15 years. This is management's best estimate of the technologies' life at this time.

         REVENUE RECOGNITION. Revenue is recognized on the day a product is shipped and invoiced.

         ACCOUNTS RECEIVABLE. Accounts receivable balances are evaluated on a continual basis and allowances, if any, are provided for potentially uncollectible accounts based on management's estimate of our ability to collect such accounts. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known. To date, we have not had any customer whose payment was considered past due, and as such, have not recorded any reserves for doubtful collectibility.

         STOCK-BASED COMPENSATION. We account for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEE."

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "SHARE-BASED PAYMENT," a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No. 123R will be effective for interim periods beginning after December 15, 2005. We are currently determining what impact the proposed statement would have on our results of operations and financial position.

         The FASB has proposed FASB Staff Position No. SFAS No. 109 a, "APPLICATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES, FOR THE TAX DEDUCTION PROVIDED TO U.S. BASED MANUFACTURERS BY THE AMERICAN JOBS CREATION ACT OF 2004." On October 22, 2004, the AMERICAN JOBS CREATION ACT OF 2004 (the "ACT") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction's characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on our financial statements.

         In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

         In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position ("SOP") 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on our financial statements once adopted.

         In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

         We incurred a net loss of $790,088 for the three months ended March 31, 2005 as compared to a net loss of $81,986 for the three months ended March 31, 2004. This loss solely represents a loss from operations in each period. Our net loss increased primarily due to a marked increase in sales/marketing and general/administrative expenses, as described below.

         We had revenues of $36,052 for the three months ended March 31, 2005 and revenues of $12,816 for the same period ending in 2004. Sales are expected to become more significant over the balance of fiscal 2005. However, the rate of this increase will depend on the success of our marketing efforts and our ability to raise additional capital to support continued operations.

         General and administrative expenses is due to in increase in compensation expenses for legal services, marketing and sales executives, implementation of our distribution system, business consulting, research and development, industrial relations consulting and our executive officers' wages. These expenses increased in connection with our increase in sales and marketing efforts during the period ended March 31, 2005. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses are paid in the form of common stock instead of cash.

Beginning with its financial statements for the four month period ended September 30, 2004, the Company accounted for products delivered by suppliers, royalty fees and California Environmental Protection Agency tax on sales as "Cost of Sales" and accounted for sample costs as an expense charged to Marketing and Sales. Sample costs are our costs for products that are provided at no cost to our customers who are testing such products. Prior to the financial statements for the four month period ended September 30, 2004, the royalty fees and California Environmental Protection Agency tax on sales were treated as a General/Administrative Expense and sample costs were accounted for as a "Cost of Sales."

For the quarter ended March 31, 2005, we continued to account for products delivered by suppliers, royalty fees and California Environmental Protection Agency tax on sales as "Cost of Sales," and to account for sample costs as an expense charged to Marketing and Sales. However, for the purpose of this Management's Discussion and Analysis of our Results of Operations, we have not adjusted the Consolidated Statement of Income for the period ended March 31, 2004 on a similar basis to provide a comparative analysis. As a result of Management's limited resources and the undue cost and expense required to provide such comparison, Management has determined that such a comparison could not be provided.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had cash and cash equivalents of approximately $14,144. As of March 31, 2005, we had negative working capital of approximately $779,557. We expect a significant use of cash during the balance of fiscal 2005 as we continue to develop our sales and marketing. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the balance of 2005. We anticipate the need required to raise additional funds by issuing additional equity, the amount and timing of which will depend on sales volume and increased investment spending in the areas of sales/marketing and expenses in the legal and administration categories.

         If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through sales of equity securities. For the three months ended March 31, 2005, we had a net decrease in cash of approximately $6,793. Cash flows from operating, and financing activities for the three months ended March 31, 2004 and the three months ended March 31, 2005 are summarized in the following table:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     --------------------------
ACTIVITY:                                              2004              2005
--------------------------------------------         --------          --------

Operating activities .......................         $(44,172)         $(46,168)
Financing activities .......................           41,500            39,375
                                                     --------          --------
  Net increase (decrease) in cash ..........         $ (2,672)         $ (6,793)


         OPERATING ACTIVITIES

         The net cash used in operating activities of approximately $46,168 during the three months ended March 31, 2005 was primarily the result of the net loss of approximately $790,088 and increases in receivables of approximately $16,396, inventory of approximately $15,333, and payments and prepaid and other of approximately $52,706 as we increased our sales efforts during the three month period, partially offset by an increase in accounts payable and accrued liabilities of approximately $340,415 and non-cash expenses of approximately $487,940. The non-cash expenses recorded during the period included $28,923 of technology cost amortization, $37,500 of non-cash compensation expense for the issuance of common stock in consideration of salary, and $421,517 of non-cash expense for the issuance of common stock in consideration of consulting and legal services.

         The net cash used in operating activities of approximately $44,172 during the three months ended March 31, 2004 was primarily the result of the net loss of approximately $81,986 and partially offset by an increase in accounts payable of approximately $509 and non-cash expenses of approximately $37,305. The non-cash expenses recorded during the period included $28,923 of technology cost amortization, and $8,382 of accrued payroll taxes.

         FINANCING ACTIVITIES

         Net cash from financing activities was $39,375 for the three months ended March 31, 2005, as compared to $41,500 for the three month period ending March 31, 2004. The Company raised a total of $60,000 through the issuance of common stock during the three months ended March 31, 2005. This was used to fund the net loss from operations. The principal use of cash for the three months ended March 31, 2004 was to fund the net loss from operations for the period.

         On the balance sheet, paid in capital increased from $5,100,452 for the period ending December 31, 2004 to $5,619,326 for the three months ending March 31, 2005. This paid in capital was used to fund services from our consultants, attorneys and executives. These services will continue to be funded by paid in capital until we reach a sales level that can fund continued operations.

GOING CONCERN

         Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern, in its report for the seven months ended December 31, 2004, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations.

         We currently plan to raise additional capital through the public or private placement of our common stock and/or private placement of debt or convertible debentures in order to meet our ongoing cash needs. However, the additional funding we require may not be available on acceptable terms or at all and, if obtained, could result in significant dilution. Management also hopes to begin generating commercial orders for its SeaLife 1000(TM) marine paint product which would generate additional cash flow.

         To date we have financed approximately 90% of our expenses by issuing shares of common stock in exchange for services of legal and other professionals. The remaining 10% was financed through private placement stock offerings. In order to expand, we will be required to obtain additional financing either in the form of debt or equity.

         If we cannot obtain adequate funding or achieve revenues from the sale of its products, it could be required to significantly curtail or even shutdown its operations.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Several   of  the   matters   discussed   in  this   document   contain
forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

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

         As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the seven months ended December 31, 2004 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing and the payment of equity as direct compensation for services to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $5,262,373 as of March 31, 2005. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

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

         Because of these and other factors, we believe comparisons of our results of operations for our three months ended March 31, 2005 and March 31, 2004, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

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


ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, President and Chief Financial Officer, Robert McCaslin, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. McCaslin concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On April 5, 2005, the United States Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District Court for the District of Colorado against us, Robert McCaslin (our Chief Executive Officer and Chief Financial Officer), and several third parties not currently affiliated with the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with events that occurred in 2002 and 2003.

         The complaint alleges that we, Mr. Caslin and six other individuals and entities engaged in a "scheme" to defraud the investing public by "using materially false and misleading public statements and manipulative stock trading to create an artificial market for, and to sell, our common stock without registration or a valid exemption under the federal securities laws."

         Specifically, the complaint alleges that, Mr. McCaslin retained Roland Thomas ("Thomas") to raise capital for us and promote us to investors, and to raise $400,000 to pay our principal shareholders and complete the acquisition of SeaLife Nevada, and that Thomas devised a plan with Douglas A. Glaser ("Glaser") to meet those goals. To carry out the plan, the complaint alleges, we issued one million shares to Thomas, Glaser, and an employee of ERT Technology Corporation (a Delaware corporation owned by Thomas, Douglas A. Glaser and Barry S. Griffin ("Griffin"), Jeffrey A. Hayden ("Hayden"), and Morgan J. Wilbur III ("Wilbur"), and registered the stock with the SEC on Form S-8, which registers stock issued to a company's employees and consultants. However, the complaint alleges that Form S-8 was improperly used because Thomas and Glaser were retained to raise capital for us and to promote and maintain the market for our common stock.

         The complaint further alleges that Thomas and Glaser transferred portions of their stock to Griffin, Hayden, and Wilbur for ultimate sale to the public through brokerage transactions. Between January and March 2003, Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur sold close to one million shares of our common stock. During this time, we were engaged in a publicity campaign using press releases, a corporate fact sheet, and a business plan. The latter two documents were disseminated to brokers and investors and also placed on our web site for public review. The complaint alleges that the publicity included materially false and misleading information, which included claims (a) that our products were ready to be marketed, when in fact we needed capital to conduct further testing; (b) that our intellectual property was worth more than $60 million, when in fact we carried the property on its books at less than $1.5 million; and (c) that projected over $5 million sales during our first year and significant profits based on a 70% gross margin, when in fact we had no basis for figuring our sales margin and could not meet its projections without additional product testing and capital. In addition, the complaint alleges that our publicity campaign did not disclose the $400,000 owed to the principal shareholders of the shell or the fact that we had retained Thomas and Glaser to sell our common stock to pay that debt and raise capital. Filings made with the Commission on Form 8-K allegedly compounded the false and misleading impact of the publicity campaign.

         The complaint further alleges that Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur used manipulative techniques to distribute our common stock. According to the complaint, they engaged in wash sales or matched trades, and purchased small amounts of the stock that they were distributing to create artificial trading volume and maintain the price for the distribution. Through these techniques, they were able to generate income for themselves, but they did not send any of that money back to us or to the prior principal shareholders of the shell. The complaint also alleges that we made false and misleading statements in an August 2003 press release about a renegotiation with the prior principal shareholders of the shell, which helped conceal the earlier fraudulent activities described above.

         All defendants are charged with violating the securities registration and antifraud provisions of the federal securities laws, Sections 5(a) and (c) and 17(a) of the Securities Act of 1933 ("Securities Act"), Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 10b-5 thereunder. Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur are also charged with violating Rule 101 of Regulation M, an anti-manipulation rule that prohibits participants in a stock distribution from purchasing stock that they are distributing. The complaint also charges that Mr. McCaslin, Thomas, ERT, and Glaser violated ownership reporting provisions in Sections 13(d)(1) and 16(a) of the Exchange Act and Rules 13d-1 and 16a-3, and that Thomas, ERT, and Glaser violated Section 13(d)(2) and Rule 13d-2. Finally, the complaint charges that SeaLife violated the filings provisions, Section 13(a) of the Exchange Act and Rules 13a-11, 13a-13, and 12b-20, and that Mr. McCaslin aided and abetted those violations.

         The Commission seeks permanent injunctions against all defendants, an order requiring Thomas, ERT, Glaser, Griffin, and Wilbur to provide an
accounting  and  disgorgement,   civil  penalties  against  all  defendants,  an
officer-and-director bar against Mr. McCaslin, and penny stock bars against Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur.

         Based on an initial review of the complaint, we and Mr. McCaslin deny the allegations made by the SEC, and intend to continue to investigate the allegations and vigorously defend the suit. We have been served with the complaint, and no further proceedings are scheduled at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In January 2005 we issued an aggregate of 142,844 shares of our common stock to two individuals at $0.35 per share, for a total investment of approximately $50,000. The investors in this transaction represented to us that each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In February 2005 we issued an aggregate of 47,619 shares of our common stock to an individual at $0.21 per share, for a total investment of $10,000. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Also in February 2005 we issued 100,000 shares of our common stock to Lionel Gosselin, for sales and marketing services rendered pursuant to the terms of that certain

Consulting Agreement dated July 1, 2003, between us and Mr. Gosselin. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Also in February 2005, we issued to Brokers Unlimited, Inc. 63,989 shares of our common stock, pursuant to the terms of a consulting agreement, as payment for services rendered through December 31, 2004. In addition, pursuant to the terms of the consulting agreement, we agreed to issue to Brokers Unlimited, Inc., shares having an aggregate value of $115,000 on a monthly basis for the seven-month term of the agreement. The consulting agreement was subsequently terminated in January 2005 The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                                      DESCRIPTION
-------           --------------------------------------------------------------

3.1               Restated  Certificate of Incorporation of SeaLife  Corporation
                  (1)

3.2               Bylaws of SeaLife Corporation (1)

10.9 Amendment No. 1 to Consulting Agreement with Michael Sahl, effective as of January 20, 2005.(2)

10.11             Distribution  Agreement between Sealife Marine Products,  Inc.
                  and  Surface  Protection   Industries   International,   dated
                  February 15, 2005.(3)

10.12             Distribution  Agreement between Sealife Marine Products,  Inc.
                  and Current, Inc. dated March 10, 2005.(3)

10.13             Distribution  Agreement between Sealife Marine Products,  Inc.
                  and Sealife Marine Africa PTY Ltd., dated as of January 28, 2005.(3)

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

(1) Filed as an Exhibit to our Annual Report on Form 10-KSB for the period ended May 31, 2003, dated September 19, 2004.
(2) Filed as an Exhibit to our Registration Statement on Form SB-2, filed January 25, 2005.
(3) Filed as an Exhibit to our Annual Report on Form 10-KSB for the period ended December 31, 2004, dated April 12, 1005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEALIFE CORPORATION


Date: May 23, 2005                    /s/ Robert A. McCaslin
                                      ---------------------------------
                                      By:   Robert A. McCaslin
                                      Its:  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)