Form 10QSB
period 2005-06-30
SEALIFE CORP
filed 2005-08-18
CIK 749753

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

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

                                  Yes [X]    No [_]


         As of August 4, 2005, the issuer had 19,581,013 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                                  Yes [_]    No [X]


================================================================================

                               SEALIFE CORPORATION

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements (unaudited)......................................3

         Condensed Consolidated Balance Sheet (unaudited)
         as of June 30, 2005...................................................3

         Condensed Consolidated Statement of Income (unaudited)
         for the three months and six months ended June 30, 2005
         and June 30, 2004.....................................................4

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the three and six months ended
         June 30, 2005 and June 30, 2004.......................................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures..............................................30

PART II  OTHER INFORMATION....................................................31

Item 1.  Legal Proceedings....................................................31

Item 2.  Unregistered Sales of Securities and Use of Proceeds.................32

Item 6.  Exhibits.............................................................33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SEALIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             June 30, 2005 and 2004

                                                            June 30,          June 30,
                                                             2005               2004
                                                          -----------       -----------
                      ASSETS
Current Assets
   Cash ............................................      $    17,255       $    32,556
   Cash in escrow ..................................           25,000              --
   Inventory .......................................           96,885             6,000
   Accounts Receivable .............................            3,248              --
   Prepaid expenses ................................           67,928           366,665
                                                          -----------       -----------
        Total Current Assets .......................          210,316           405,221
Other Assets
   Technology ......................................        1,735,309         1,735,309
   Less: accumulated amortization ..................         (314,845)         (199,153)
                                                          -----------       -----------
                                                            1,420,464         1,536,156
                                                          -----------       -----------

        Total Assets ...............................      $ 1,630,780       $ 1,941,377
                                                          ===========       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable ...................................      $   179,595       $   130,000
   Accounts payable ................................           99,099            57,666
   Accounts payable - shareholders .................          127,944            61,130
   Accrued expenses ................................          202,483              --
   Accrued wages ...................................          542,297           130,810
   Accrued interest ................................           25,340             7,083
   Accrued payroll taxes ...........................            8,382             8,382
   Sales deposits ..................................            6,000              --
   Current portion of long-term debt ...............           11,119             3,291
   Other Current Liabilities .......................           23,000              --
        Total Current Liabilties ...................        1,225,259           398,362
Long-Term Debt
   Notes payable ...................................          307,197           315,025

Stockholders' Equity
   Common stock
   Additional paid in capital ......................            1,939             1,454
   Deficit accumulated during the development stage         5,773,491         3,855,368
        Total Stockholders' Equity .................       (5,677,105)       (2,628,832)
                                                          -----------       -----------
                                                               98,324         1,227,990
                                                          -----------       -----------
          Total Liabilities and Stockholders' Equity
                                                          $ 1,630,780       $ 1,941,377
                                                          ===========       ===========

See accompanying notes and accountants report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
           For the Three and Six Months Ended June 30, 2005 and 2004

                                              THREE MONTHS                          THREE MONTHS
                                                  ENDED         JUNE 30, 2005           ENDED         JUNE 30, 2004
                                             JUNE 30, 2005       YEAR TO DATE      JUNE 30, 2004       YEAR TO DATE
                                              ------------       ------------       ------------       ------------
Sales ..................................      $     41,279       $     77,331       $     11,926       $     24,742

Cost of sales ..........................            25,564             45,613              7,411             16,599
                                              ------------       ------------       ------------       ------------

     Gross Profit ......................            15,716             31,718              4,515              8,143

Sales and marketing ....................           103,178            230,630             17,343             21,430
General and administrative .............           327,270          1,005,908            134,199            215,726
                                              ------------       ------------       ------------       ------------
                                                   430,448          1,236,538            151,542            237,156
                                              ------------       ------------       ------------       ------------

Net Loss ...............................      $   (414,732)      $ (1,204,820)      $   (147,027)      $   (229,013)
                                              ============       ============       ============       ============

Loss per share
     Weighted average shares outstanding        18,288,484         18,926,633
     Loss per share ....................             (0.02)             (0.06)

See accompanying notes and accountants report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Six Months Ended June 30, 2005 and June 30, 2004

                                                            THREE MONTHS                       THREE MONTHS
                                                               ENDED        JUNE 30, 2005          ENDED        JUNE 30, 2004
                                                          JUNE 30, 2005      YEAR TO DATE     JUNE 30, 2004      YEAR TO DATE
                                                            -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss ......................................      $  (414,732)      $(1,204,820)      $  (147,027)      $  (229,013)
       Adjustments to reconcile net loss to net
         cash provided used in operating activities
            Amortization .............................           28,923            57,846            28,923            57,846
            Stock issued for services ................          154,229           613,246              --                --
         Changes in Current Assets and liabilities:
            (Increase) Decrease in Accounts receivable           13,149            (3,247)             --                --
            (Increase) in Inventories ................          (57,247)          (72,580)             --                --
            Decrease in Prepaid expenses .............           87,443            34,737            73,335            73,335
            Increase in Accounts payable .............           26,295            76,867             3,135             3,644
            Increase in Accrued expenses .............            8,273           202,483              --                --
            Increase in Accrued wages ................          105,000           195,237            66,250            66,250
            Increase in Accrued interest .............            7,496            12,892             2,499             2,499
            Increase in Accrued payroll taxes ........             --                --                --               8,382
            Increase in Sales deposits ...............            6,000             6,000              --                --
                                                            -----------       -----------       -----------       -----------
            NET CASH (USED) BY
                 OPERATING ACTIVITIES ................          (35,173)          (81,341)           27,115           (17,057)


CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of Common stock ..........................             --              60,000              --              27,000
       Increase (decrease) in Notes payable ..........           27,095            10,245              --              14,500
       (Decrease) Increase in Accounts payable SH ....           36,189            32,414              --                --
                                                            -----------       -----------       -----------       -----------
            NET CASH PROVIDED BY
                 FINANCING ACTIVITIES ................           63,284           102,659              --              41,500
                                                            -----------       -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH ......................           28,111            21,318            27,115            24,443
CASH AT BEGINNING OF PERIOD ..........................           14,144            20,937             5,441             8,113
                                                            -----------       -----------       -----------       -----------
CASH AT END OF PERIOD ................................      $    42,255       $    42,255       $    32,556       $    32,556
                                                            ===========       ===========       ===========       ===========

See accompanying notes and accountant's report.

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

Sealife Corp., a Nevada corporation ("Sealife Nevada"), was incorporated in 2002. Also in 2002 Sealife Nevada became the sole shareholder of SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on certain marine product applications of its technology.

On June 30, 2002 SeaLife Nevada entered into an agreement with the shareholders of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for shares of SeaLife Nevada's common stock. The agreement became effective July 1, 2002. At the time of acquisition Division G, Inc.'s assets consisted of ownership of all rights in perpetuity to ProTerra AG, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Muni-Mix a sewer clean-up and detoxification product. All products were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition.

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

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at June 30, 2005 is approximately $5,677,000.

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

NOTE 2 - TECHNOLOGIES

SeaLife Marine Products, Inc. entered into an asset purchase agreement to acquire certain technologies (the "Marine Product Technologies") from Gael Himmah effective June 30, 2002. The purchase price for the Marine Product Technologies was $1,335,309. Under this purchase agreement the Company acquired the following:

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

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SeaLife 1000 XP(TM) is a solvent-based coating with advanced anti-rust additives for above water applications.

The Marine Product Technologies are being amortized on the straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of product life at this time.

On September 17, 2003 the Company entered into an agreement with Gael Himmah to purchase all proprietary rights and interests in four additional products and technologies (the "ProTerra Technologies"). Two of the products are for agricultural applications and the other two appeal to a broader market and are for soil recovery. The purchase price was $400,000 and was paid with 400,000 shares of the Company's common stock. These proprietary rights and interests are being amortized on a straight-line basis over a 15-year life. It is management's opinion that 15 years represents a reasonable estimate of the product life at this time.

Amortization expense for the Marine Product Technologies and the ProTerra Technologies for the periods is as follows:

                                    THREE MONTH PERIOD ENDED:
                               JUNE 30, 2005         JUNE 30, 2004
                               -------------         -------------
         Amortization              $28,923               $28,923


Future amortization expense for the next five years is as follows:

                  2005              $115,688
                  2006              $115,688
                  2007              $115,688
                  2008              $115,688
                  2009              $115,688

NOTE 3 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company, in connection with a consulting contract, issued a $100,000 note to one of its consultants. The note was due in full on January 9, 2005, and is unsecured. The interest rate is 7% per annum. The balance of the note at June 30, 2005 and 2004 was $110,300. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 note with an individual. The note was due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at June 30, 2005 and 2004 was $32,160. The Company is currently in default under this note.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, is unsecured, and does not call for payments until maturity. The interest rate is 36% per annum. The Company is currently in default under this note. The balance of the note including interest at June 30, 2005 and 2004 was $49,595 and $0 respectively.

During the three month period ended June 30, 2005, the Company issued a five-year note for $14,500 at a 5% annual interest rate to its director, chief executive office and chief financial officer,

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Robert McCaslin, as evidence of prior loans made to the Company.

Long - Term Debt - Notes Payable:

In connection with the purchase of the Marine Product Technologies on June 30, 2002, SeaLife Nevada issued a ten-year note for $1,335,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder into common stock of the company at a conversion price which is equivalent to 80% of the market price, based on the average bid price of the Company's common stock over the previous thirty (30) days. On January 2, 2003 the holder converted $1,000,000 of the note into 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at both June 30, 2005 and June 30, 2004 was $303,816. At June 30, 2005, there remained $11,119 of past due interest on the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default. Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At June 30, 2005 and June 30, 2004 the Company had 19,385,076, and 14,536,155
shares outstanding respectively.

During the quarter ended June 30, 2005 the Company issued 643,283 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

SERVICE                                                SHARES             VALUE
--------------------------------------------          --------          --------
Business Consulting ........................           444,768          $108,184
Legal Services .............................                 0                 0
Officer Salaries ...........................            34,286             7,845
Product Consulting .........................           164,229            38,200
                                                      --------          --------
Total Stock for Services ...................           643,283          $154,229
                                                      ========          ========

NOTE 5- PREFERRED STOCK

The Company had 2,000,000 shares of convertible preferred stock outstanding at December 20, 2002, the date the Company acquired SeaLife Nevada. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock. The remaining 160,000 shares were converted into 1,600,000 shares of common stock of the Company of which 300,000 shares were conveyed to the original shareholders of SeaLife Nevada, including the current Directors of the Company

NOTE 6 - CONSULTING AGREEMENT

On June 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three and six months ended June 30, 2005, Mr. Himmah accepted 164,229, and 202,802, shares of common stock, respectively in lieu of compensation owed to him pursuant to the consulting agreement.

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

NOTE 8 - RELATED PARTIES

At June 30, 2005 and 2004, the Company owed Robert McCasin and J.P. Heyes, each directors, executive officers, and major shareholders of the Company, $127,944 and $61,130 respectively for monies advanced to the Company. The amounts due are non-interest bearing and have no priority in liquidation.

The Company owed Mr. McCaslin and Ms. Heyes an aggregate of $487,291 and $72,893 for wages at June 30, 2005 and 2004, respectively.

On January 1, 2004 the Company entered into a 5-year employment contract with Mr. McCaslin, the President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000 a year, with certain vacation and sick days. The Company is required to maintain an office and certain death benefits during the term of the contract. On October 29, 2004 the contract was amended to provide for annual compensation of $200,000 per year.

On January 1, 2004 the Company entered into a 4-year employment contract with Ms. Heyes, the Vice-President of the Company. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $300,000, with annual reviews and the participation in an incentive program when adopted. On October 29, 2004 the contract was amended to provide for annual compensation of $100,000 per year.

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On June 14, 2004 the Company entered into an employment contract with Barre Rorabaugh, the President of the Company's subsidiary, Sealife Marine, for the period extending through December 31, 2008. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $150,000 with annual reviews and the participation in an incentive program when adopted. During the period ended June 30, 2005 the Company issued 34,286 shares of common stock to the President of SeaLife Marine as compensation pursuant to the terms of his employment agreement.

On June 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three and six months ended June 30, 2005, Mr. Himmah accepted 164,229, and 202,802, shares of common stock, respectively in lieu of compensation owed to him pursuant to the consulting agreement.

The Company also owed Mr. Himmah, $11,119 past due interest on a note, and $303,816, the principal balance of such note at June 30, 2005.

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

The complaint alleges that the Company, Mr. McCaslin and six other individuals and entities engaged in a "scheme" to defraud the investing public by "using materially false and misleading public statements and manipulative stock trading to create an artificial market for, and to sell, stock in the Company without registration or a valid exemption under the federal securities laws."

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

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2005 Form 10-QSB previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF SEALIFE CORPORATION. FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

         REVENUES

         We had revenues of $41,279 for the three months ended June 30, 2005 and revenues of $11,926 for the same period ending in 2004. All of the revenues for the three months ended June 30, 2005 are attributable to sales of our SeaLife Marine coating products to four (4) distributors. Sales are expected to become more significant over the balance of fiscal 2005 as our marketing efforts continue, we enter into relationships with additional distributors, and our SeaLife Marine coating and other product lines are approved for sale in additional territories. However, the rate of this increase will depend on the success of our marketing efforts, regulatory acceptance of our products, and our ability to raise additional capital to support continued operations.

         OPERATING EXPENSES

         Our Cost of Sales for the three months ended June 30, 2005 and for the same period ending in 2004, was $25,564 and $7,411, respectively. Cost of sales over these periods consisted of direct costs for goods and services directly used in the production of our SeaLife Marine coating products. The increase in Cost of Sales is directly attributable to our increase in products and sales over the 2005 period. Our goal is to lower costs as a percentage of revenues, in part, by increasing volume to achieve bulk discounts.

           Beginning with its financial statements for the three month period ended February 28, 2004, the Company accounted for products delivered by suppliers, royalty fees and California Environmental Protection Agency tax on sales as "Cost of Sales" and accounted for sample costs as an expense charged to Marketing and Sales. Sample costs are our costs for products that are provided at no cost to our customers who are testing such products. Prior to the financial statements for the three month period ended February 28, 2004, the royalty fees and California Environmental Protection Agency tax on sales were treated as a General/Administrative Expense and sample costs were accounted for as a "Cost of Sales." This difference in accounting does not affect our comparisons of our three and six month periods ended June 30, 2005 against our three and six month periods June 30, 2004, since royalty fees, California Environmental Protection Agency tax on sales and sample costs were similarly accounted for during such periods.

         We incurred a net loss of $414,732 for the three months ended June 30, 2005 as compared to a net loss of $147,027 for the three months ended June 30, 2004. This loss solely represents a loss from operations. Our net loss increased primarily due to a marked increase in sales/marketing and general/administrative expenses, as described below.

         Total operating expenses consist of general administrative, sales and marketing expenses. For the three months ended June 30, 2005, total operating expenses were $430,448. This represents a 284% increase over the same period in the prior year, in which our total operating expenses were $151,542.

         The major increase in general and administrative expenses is due to compensation for marketing and sales executives, implementation of our distribution system, business consulting, research and development, industrial relations consulting and our executive officers' wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of common stock instead of cash. We expect that these expenses will continue to increase.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 2004 VERSUS SIX MONTHS  ENDED JUNE 30,
2005

RESULTS OF OPERATIONS

         REVENUES

         We had revenues of $77,331 for the six months ended June 30, 2005 and revenues of $24,742 for the same period ending in 2004. All of the revenues for the six months ended June 30, 2005 are attributable to sales of our SeaLife marine costing products to four (4) distributors. Sales are expected to become more significant over the balance of fiscal 2005 as our marketing efforts continue, we enter into relationships with additional distributors, and our SeaLife marine coating other product lines are approved for sale in additional territories. However, the rate of this increase will depend on the success of our marketing efforts, regulatory acceptance of our products, and our ability to raise additional capital to support continued operations.

         Our Cost of Sales for the six months ended June 30, 2005 and for the same period ending in 2004, was $45,613, and $16,559, respectively. Cost of sales over these periods consisted of direct costs for goods and services directly used in the production of our SeaLife Marine coating products. The increase in Cost of Sales is directly attributable to our increase in products and sales over the 2005 period. Our gross margin % increased from 32.9% for the 6 month period ending June 30, 2004 to 41.0% for the 6 month period ending June 30, 2005. The gross margin % is expected to increase as our volume increases. Our goal is to lower costs as a percentage of revenues, in part, by increasing volume to achieve bulk discounts.

         We incurred a net loss of $1,204,820 for the six months ended June 30, 2005 as compared to a net loss of $229,013 for the six months ended June 30, 2004. This loss solely represents a loss from operations. Our net loss increased primarily due to a marked increase in sales/marketing and general/administrative expenses, as described below.

         Total operating expenses consist of general administrative, sales and marketing expenses. For the six months ended June 30, 2005, total operating expenses were $1,236,538. This represents a 521% increase over the same period in the prior year, in which our total operating expenses were $237,156.

         The major increase in general and administrative expenses is due to compensation for legal, marketing and sales executives, implementation of our distribution system, business consulting, research and development, industrial relations consulting and our executive officers' wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of common stock instead of cash. We expect that these expenses to continue to be higher then the 2004 comparative periods. However, expenses of $806,090 in first quarter ending March 31, 2005 have been reduced in this second quarter ending June 30, 2005 to $430,448 due to reduced legal and outside consulting fees. However, the company cannot guaranteed that this level of spending will not increase. As market opportunities arise, the company will invest in these opportunities as cash from operations and outside investment allows.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had cash and cash equivalents of approximately $42,255 and negative working capital of approximately $1,011,137. We expect a significant use of cash during the balance of fiscal 2005 as we continue to develop our sales and marketing efforts. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the balance of 2005. We anticipate a need to raise additional funds by issuing additional equity, the amount and timing of which will depend on sales volume and increased investment spending in the areas of sales/marketing and expenses in the legal and administration categories.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through sales of equity securities. For the six months ended June 30, 2005, we had a net increase in cash of approximately $21,318. Cash flows from operating, and financing activities for the six months ended June 30, 2004 and the six months ended June 30, 2005 are summarized in the following table:

                                                   SIX MONTHS        SIX MONTHS
                                                     ENDED              ENDED
ACTIVITY:                                        JUNE 30, 2004     JUNE 30, 2005
------------------------------------------         ---------          ---------

Operating activities .....................           (17,057)           (81,341)
Financing activities .....................            41,500            102,659
  Net increase (decrease) in cash ........         $  24,443          $  21,318


         OPERATING ACTIVITIES

         The net cash used in operating activities of approximately $81,341 during the six months ended June 30, 2005 was primarily the result of the net loss of approximately $1,204,820; increase in receivables of approximately $3,247, decrease in prepaid expenses of approximately $34,737; increases in inventory of approximately $72,580, accounts payable of approximately $76,867, sales deposits of $6,000 and accrued expenses totaling $410,612. The non-cash expenses recorded during the period included $57,846 of technology cost amortization and approximately $613,246 of non-cash expense for the issuance of common stock in consideration of salary expense and consulting and legal services..

         The net cash used in operating activities of approximately $17,057 during the six months ended June 30, 2004 was primarily the result of the net loss of approximately $229,013, an increase in accounts payable and accrued expenses of approximately $80,775, and decrease in prepaid expenses of approximately $73,335. The non-cash expenses recorded during the period included $57,846 of technology cost amortization.

         FINANCING ACTIVITIES

         Net cash from financing activities was $102,659 for the six months ended June 30, 2005, as compared to $41,500 for the six month period ending June 30, 2004. The principal use of cash for the six months ended June 30, 2005 was to fund the net loss from operations for the period.

         On the balance sheet, paid in capital increased from $5,100,452 for the period ending December 31, 2004 to $5,773,491 for the three months ending June 30, 2005. This paid in capital was used to fund services from our consultants and executives. We anticipate that these services will continue to be funded by paid in capital until we reach a sales level that can support continued operations with cash, or our service providers are no longer willing to accept equity in lieu of compensation.

GOING CONCERN

         Our independent auditor expressed substantial doubt as to our ability to continue as a going concern, in its report for the seven months ended December 31, 2004, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations.

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

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $5,164,732 as of June 30, 2005. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We estimate that we may need to raise up to $5 million of additional capital over the next twelve months to support our operations, meet competitive pressures and/or respond to unanticipated requirements during and beyond that period. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through public and/or private offerings of our common stock. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have a very limited operating history, and have very little revenue to date. We cannot provide any guarantee that any of our products or services will ever generate meaningful revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

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

         Because of these and other factors, we believe comparisons of our results of operations for our three and six months ended June 30, 2005 and June 30, 2004, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

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

OUR INABILITY TO ACCESS, OR A CHANGE IN THE PRICES OF, RAW MATERIALS COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

         We purchase certain raw materials such as Cuprous Oxide and other chemicals, biocides, pesticides or toxins, under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. If there is a shortage in these raw materials, or if our suppliers otherwise increase the costs of such materials, this could materially adversely impact our results of operations.

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

         As of June 30, 2005, our officers and directors and their affiliates owned approximately 27% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, President and Chief Financial Officer, Robert McCaslin, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. McCaslin concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         The complaint alleges that we, Mr. McCaslin and six other individuals and entities engaged in a "scheme" to defraud the investing public by "using materially false and misleading public statements and manipulative stock trading to create an artificial market for, and to sell, our common stock without registration or a valid exemption under the federal securities laws."

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended June 30, 2005, we did not have any unregistered sales of equity securities.

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

                                          SEALIFE CORPORATION


Date: August 18, 2005                      /s/ Robert A. McCaslin
                                           -------------------------------------
                                      By:  Robert A. McCaslin
                                      Its: Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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