Form 10QSB
period 2005-09-30
SEALIFE CORP
filed 2005-11-21
CIK 749753

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                               Yes |X|    No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes |_|    No |X|

         As of November 18, 2005, the issuer had 24,638,139 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                               Yes |_|    No |X|


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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements (unaudited)......................................3

         Condensed Consolidated Balance Sheet (unaudited) as of
         September 30, 2005....................................................3

         Condensed Consolidated Statement of Income (unaudited)
         for the three months and nine months ended September 30,
         2005 and September 30, 2004...........................................4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three and nine months ended September 30, 2005 and
         September 30, 2004....................................................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures..............................................31

PART II  OTHER INFORMATION....................................................32

Item 1.  Legal Proceedings....................................................32

Item 2.  Unregistered Sales of Securities and Use of Proceeds.................33

Item 6.  Exhibits.............................................................34

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      SEALIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           September 30, 2005 and 2004
                                                                    September 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
                            ASSETS
Current Assets
          Cash ...........................................   $     3,163    $    24,658
          Cash in escrow .................................        25,000           --
          Inventory ......................................        90,670         13,174
          Accounts Receivable ............................         9,177         60,342
          Prepaid expenses ...............................        67,928        291,347
                                                             -----------    -----------
               Total Current Assets ......................       195,938        389,521
Other Assets
          Technology .....................................     1,735,309      1,735,309
          Less: accumulated amortization .................      (343,768)      (228,076)
                                                             -----------    -----------
                                                               1,391,541      1,507,233
                                                             -----------    -----------
               Total Assets ..............................   $ 1,587,479    $ 1,896,754
                                                             ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Notes payable ..................................   $   205,650    $   130,000
          Accounts payable ...............................        99,678         60,144
          Accounts payable - shareholders ................          --           81,130
          Accrued expenses ...............................        44,753           --
          Accrued wages ..................................       336,129        233,132
          Accrued interest ...............................        32,679         15,042
          Accrued payroll taxes ..........................         8,382          8,382
          Current portion of long-term debt ..............        11,390          8,633
                                                             -----------    -----------
               Total Current Liabilities .................       738,661        536,463
Long-Term Debt
          Notes payable ..................................       306,926        309,683

Stockholders' Equity
          Common stock ...................................         2,428          1,509
          Additional paid in capital .....................     6,713,810      4,158,296
          Deficit accumulated during the development stage    (6,174,346)    (3,109,197)
                                                             -----------    -----------
               Total Stockholders' Equity ................       541,892      1,050,608
                                                             -----------    -----------
               Total Liabilities and Stockholders' Equity    $ 1,587,479    $ 1,896,754
                                                             ===========    ===========


See accompanying notes and accountants report

                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
        For the Three and Nine months Ended September 30, 2005 and 2004

                                            Three Months                   Three Months
                                               Ended        Sept. 30,         Ended         Sept. 30,
                                             Sept. 30,         2005         Sept. 30,          2004
                                               2005        Year to Date        2004        Year to Date
                                           ------------    ------------    ------------    ------------
Sales ..................................   $     21,929    $     99,260    $    106,842    $    131,584

Cost of sales ..........................         11,637          57,250          56,091          72,690
                                           ------------    ------------    ------------    ------------

     Gross Profit ......................         10,292          42,010          50,751          58,894

Sales and marketing ....................        106,873         337,503           7,837          29,267
General and administrative .............        400,660       1,406,568         548,177         763,903
                                           ------------    ------------    ------------    ------------
                                                507,533       1,744,071         556,014         793,170
                                           ------------    ------------    ------------    ------------

Net Loss ...............................   $   (497,241)   $ (1,702,061)   $   (505,263)   $   (734,276)
                                           ============    ============    ============    ============

Loss per share
     Weighted average shares outstanding     20,563,448      19,041,333
     Loss per share ....................          (0.02)          (0.09)


See accompanying notes and accountants report

                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Nine months Ended September 30, 2005 and September 30, 2004

                                                      Three Months                  Three Months
                                                         Ended        Sept. 30,        Ended        Sept. 30,
                                                       Sept. 30,        2005         Sept. 30,         2004
                                                          2005      Year to Date        2004       Year to Date
                                                      -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss .....................................   $  (497,241)   $(1,702,061)   $  (505,263)   $  (734,276)
     Adjustments to reconcile net loss to net cash
       provided used in operating activities
          Amortization ............................        28,923         86,769         28,923         86,769
          Stock issued for services ...............       357,221        970,466        315,415        315,415
     Changes in Current Assets and
       liabilities:
          (Increase) in Accounts receivable .......        (5,929)        (9,177)       (60,342)       (60,342)
          Decrease/Increase in Inventories ........         6,215        (66,366)        (7,174)        (7,174)
          Decrease in Prepaid expenses ............          --           34,737         75,318        148,653
          Increase in Accounts payable ............           579         77,446          2,478          6,122
          Increase in Accrued expenses ............        10,247        212,730           --
          Increase in Accrued wages ...............        75,000        270,237        102,322        168,572
          Increase in Accrued interest ............        10,394         23,286          7,959         10,458
          Increase in Accrued payroll taxes .......          --             --             --            8,382
          (Decrease) in Sales deposits ............        (6,000)          --             --             --
                                                      -----------    -----------    -----------    -----------
          NET CASH (USED) BY OPERATING ACTIVITIES .       (20,592)      (101,933)       (40,364)       (57,421)


CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of Common stock .........................          --           60,000         12,466         39,466
     Increase (decrease) in Notes payable .........          --           10,245         14,500
     Increase in Accounts payable SH ..............         6,500         38,914         20,000         20,000
                                                      -----------    -----------    -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         6,500        109,159         32,466         73,966
                                                      -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................       (14,092)         7,226         (7,898)        16,545

CASH AT BEGINNING OF PERIOD .......................        42,255         20,937         32,556          8,113
                                                      -----------    -----------    -----------    -----------

CASH AT END OF PERIOD .............................   $    28,163    $    28,163    $    24,658    $    24,658
                                                      ===========    ===========    ===========    ===========


See accompanying notes and accountant's report.

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

Sealife Corp., a Nevada corporation ("Sealife Nevada"), was incorporated in 2002. Also in 2002 Sealife Nevada became the sole shareholder of SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on certain marine product applications of its technology.

On September 30, 2002 SeaLife Nevada entered into an agreement with the shareholders of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for shares of SeaLife Nevada's common stock. The agreement became effective July 1, 2002. At the time of acquisition Division G, Inc.'s assets consisted of ownership of all rights in perpetuity to ProTerra AG, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Muni-Mix a sewer clean-up and detoxification product. All products were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition.

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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at September 30, 2005 is approximately $6,174,346.

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

NOTE 2 - TECHNOLOGIES

SeaLife Marine Products, Inc. entered into an asset purchase agreement to acquire certain technologies (the "Marine Product Technologies") from Gael Himmah effective September 30, 2002. The purchase price for the Marine Product Technologies was $1,335,309. Under this purchase agreement the Company acquired the following:

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

Amortization expense for the Marine Product Technologies and the ProTerra Technologies for the periods is as follows:

                                 Three Month Period          Nine Month Period
                                        Ended                      Ended
                                   September 30,               September 30,
                               ---------------------       ---------------------
                                 2005          2004          2005          2004
                               -------       -------       -------       -------

Amortization ...........       $28,923       $28,923       $86,769       $86,769

Future amortization expense for the next five years is as follows:

                  2005              $115,688
                  2006              $115,688
                  2007              $115,688
                  2008              $115,688
                  2009              $115,688

NOTE 3 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company, in connection with a consulting contract, issued a $100,000 note to one of its consultants. The note was due in full on January 9, 2005, and is unsecured. The interest rate is 7% per annum. The balance of the note at September 30, 2005 and 2004 was $112,050. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 note with an individual. The note was due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at September 30, 2005 and 2004 was $32,685. The Company is currently in default under this note.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, is unsecured, and does not call for payments until maturity. The interest rate is 36% per annum. The Company is currently in default under this note. The balance of the note including interest at September 30, 2005 and 2004 was $52,650 and $0 respectively.

During the nine month period ended September 30, 2005, the Company issued a five-year note for

$14,500 at a 5% annual interest rate to its director, chief executive office and chief financial officer, Robert McCaslin, as evidence of prior loans made to the Company.

Long - Term Debt - Notes Payable:

In connection with the purchase of the Marine Product Technologies on September 30, 2002, SeaLife Nevada issued a ten-year note for $1,335,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder into common stock of the company at a conversion price which is equivalent to 80% of the market price, based on the average bid price of the Company's common stock over the previous thirty (30) days. On January 2, 2003 the holder converted $1,000,000 of the note into 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at both September 30, 2005 and September 30, 2004 was $303,816. At September 30, 2005, , $11,390 is past due based on the terms of 5% of sales since the date of the note. The note has certain default provisions and stated period of times to correct the default. The note holder has not formally notified the Company of default. Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

NOTE 4 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At September 30, 2005 and September 30, 2004 the Company had 24,258,997, and 14,948,646 shares outstanding respectively.

During the quarter ended September 30, 2005 the Company issued 1,880,528 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

SERVICE                                                SHARES            VALUE
--------------------------------------------         ---------         ---------
Business Consulting ........................           255,843         $  49,122
Legal Services .............................         1,214,057           233,099
Officer Salaries ...........................           195,313            37,500
Product Consulting .........................           195,313            37,500
                                                     ---------         ---------
Total Stock for Services ...................         1,880,526         $ 357,221
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

On September 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies,

Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three and nine months ended September 30, 2005, Mr. Himmah accepted 214,412, and 417,214, shares of common stock, respectively in lieu of compensation owed to him pursuant to the consulting agreement.

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

NOTE 8 - RELATED PARTIES

Effective September 30, 2005, Mr. McCaslin elected to convert $12,477 in advances previously made to the Company into 78,472 shares of the Company's common stock and Ms. Heyes elected to convert $122,410 in advances previously made to the Company into 769,874 shares of the Company's Common Stock, all at a price of $0.16 per share. After the conversion, the Company owed Robert McCaslin and J.P. Heyes, each a director, executive officer, and major shareholder of the Company, $48,653 and $19,422 and, respectively, for the balance of monies advanced to the Company by each of them.

Effective September 30, 2004, Mr. McCaslin elected to convert $98,918 of accrued wages through September 2004, into 622,125 shares of common stock, and Ms. Heyes elected to convert $32,250 of accrued wages through May 2004 into 202,830 shares of common stock, all at $0.16 per share. After the conversion, the Company owed Mr. McCaslin and Ms. Heyes an aggregate of $431,123 and $164,560 for wages at September 30, 2005 and 2004, respectively.

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

On June 14, 2004 the Company entered into an employment contract with Barre Rorabaugh, the President of the Company's subsidiary, Sealife Marine, for the period extending through December 31, 2008. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $150,000 with annual reviews and the participation in an incentive program when adopted. During the three and nine months ended September 30, 2005, Mr.Rorabaugh accepted 214,286 and 512,148 shares of common stock, respectively in lieu of compensation owed to him pursuant to his employment agreement.

On September 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three and nine months ended September 30, 2005, Mr. Himmah accepted 214,412, and 417,214, shares of common stock, respectively, in lieu of compensation owed to him pursuant to the consulting agreement.

The Company also owed Mr. Himmah, $11,390 past due based on 5% of sales from date of agreement, and$303,816, the principal balance of such note at September 30, 2005.

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

Based on their review of the complaint, the Company and Mr. McCaslin intend to continue to investigate the allegations and vigorously defend the suit. The Company and Mr. McCaslin have been served with the complaint.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF SEALIFE CORPORATION. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND
UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         SeaLife Corporation was formed as a Delaware corporation in 1984 under the name Fraser Realty Group. We operated as a real estate investment trust until 1990, when management was unable to secure additional financing or find other means of obtaining needed cash to permit us to meet our obligations. As a result, we ceased operations and remained inactive until December, 2002.

         On December 17, 2002, pursuant to an Exchange Agreement dated September 30, 2002, we acquired all of the issued and outstanding shares of SeaLife Corp., a Nevada Corporation ("SeaLife Nevada"), in exchange for a substantial majority of the shares of our common stock (the "Acquisition"). Our stockholders retained their 274,554 shares of common stock which were issued and outstanding prior to the consummation of the Acquisition. Concurrent with the Acquisition, we changed our name from Integrated Enterprises, Inc. to SeaLife Corporation, our former directors and officers resigned, and the directors and officers of SeaLife Nevada. became our directors and officers. Also concurrent with the acquisition, we effected a 15-to-1 reverse stock split.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

         REVENUES

         We had revenues of $21,929 for the three months ended September 30, 2005 and revenues of $106,842 for the same period ending in 2004. Proterra contributed 73% and SeaLife Marine 27% of the revenues for the three months ended September 30, 2005. Sales for Marine products are down significantly due to the company's limited funding and therefore its ability to fill orders. In addition, the hurricanes in the Southeast and South Central United States negatively affected sales of our anti-fouling pain in that market. Both the limited funding and the slow recovery of the economies in the Southeast and South Central will continue affect our sales for some time. Our sales rate will depend on the success of our marketing efforts, regulatory acceptance of our products, and our ability to raise additional capital to support continued operations.

         OPERATING EXPENSES

         Our Cost of Sales for the three months ended September 30, 2005 and for the same period ending in 2004, was $11,637 and $56,091 respectively. Cost of sales over these periods consisted of direct costs for goods and services directly used in the production of our Proterra and SeaLife Marine coating products. The decrease in Cost of Sales is directly attributable to our decrease in product sales over the 2005 period. Our goal is to lower costs as a percentage of revenues, in part, by increasing volume to achieve bulk discounts.

         Beginning with its financial statements for the three month period ended February 28, 2004, the Company accounted for products delivered by suppliers, royalty fees and California Environmental Protection Agency tax on sales as "Cost of Sales" and accounted for sample costs as an expense charged to Marketing and Sales. Sample costs are our costs for products that are provided at no cost to our customers who are testing such products. Prior to the financial statements for the three month period ended February 28, 2004, the royalty fees and California Environmental Protection Agency tax on sales were treated as a General/Administrative Expense and sample costs were accounted for as a "Cost of Sales." This difference in accounting does not affect our comparisons of our three and nine month periods ended September 30, 2005 against our three and nine month periods ended September 30, 2004, since royalty fees, California Environmental Protection Agency tax on sales and sample costs were similarly accounted for during such periods.

         We incurred a net loss of $497,241 for the three months ended September 30, 2005 as compared to a net loss of $505,263 for the three months ended September 30, 2004. This loss solely represents a loss from operations. Our net loss primarily reflects high costs for consultants and employees with limited sales revenue.

         Total operating expenses consist of general administrative, sales and marketing expenses. For the three months ended September 30, 2005, total operating expenses were $507,533 versus $556,014 for the period ending September 30, 2004. This represents a 9% decrease due to a decrease in the use of outside consultants.

         The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of common stock instead of cash.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

         REVENUES

         We had revenues of $99,260 for the nine months ended September 30, 2005 and revenues of $131,584 for the same period ending in 2004. The revenues for the nine months ended September 30, 2005 consisted of a Proterra contribution of 16% and SeaLife Marine of 84%. Sales for both Marine and Proterra products are down significantly due to the company's limited funding and the impact of hurricanes in the Southeast and South Central. Both the minimal funding and the slow recovery of the economies in the Southeast and South Central will continue to limited the companys' sales efforts.The sales rate will depend on the success of our marketing efforts, regulatory acceptance of our products, and our ability to raise additional capital to support continued operations.

         Our Cost of Sales for the nine months ended September 30, 2005 and for the same period ending in 2004, was $57,250, and $72,690, respectively. Cost of Sales over these periods consisted of direct costs for goods and services directly used in the production of our SeaLife Marine coating and Proterra products. The decrease in Cost of Sales is directly attributable to our decrease in product sales over the 2005 period. Our gross margin % decreased from 44.8% for the nine month period ending September 30, 2004 to 42.3% for the nine month period ending September 30, 2005. The gross margin decrease is a result of a higher product mix of SeaLife Marine product sales versus Proterra product sales during the nine month period ended September 30, 2005 as compared to the period ending September 30, 2004. Proterra product margins are historically higher than SeaLife Marine product margins. The gross margin % is expected to increase as our volume increases. Our goal is to lower costs as a percentage of revenues, in part, by increasing volume to achieve bulk discounts.

         We incurred a net loss of $1,702,061 for the nine months ended September 30, 2005 as compared to a net loss of $(734,276) for the nine months ended September 30, 2004. This loss solely represents a loss from operations. Our net loss increased primarily due to a marked increase in sales/marketing and general/administrative expenses, as described below.

         Total operating expenses consist of general administrative, sales and marketing expenses. For the nine months ended September 30, 2005, total operating expenses were $1,744,071 This represents a 237 % increase over the same period in the prior year, in which our total operating expenses were $734,276.

         The major increase in general and administrative expenses is due to compensation for legal, marketing and sales executives, implementation of our distribution system, business consulting, research and development, industrial relations consulting and our executive officers' wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of common stock instead of cash. We expect these expenses to continue to be higher then the 2004 comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash and cash equivalents of approximately $28,163 and negative working capital of approximately $542,723. We expect a significant use of cash during the balance of fiscal 2005 as we continue to develop our sales and marketing efforts. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the balance of 2005. We anticipate a need to raise additional funds by issuing additional equity, the amount and timing of which will depend on sales volume and increased investment spending in the areas of sales/marketing and expenses in the legal and administration categories.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through sales of equity securities. For the nine months ended September 30, 2005, we had a net increase in cash of approximately $7,226. Cash flows from operating, and financing activities for the nine months ended September 30, 2004 and the nine months ended September 30, 2005 are summarized in the following table:


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
ACTIVITY:                                               2004             2005
----------------------------------------------       ---------        ---------

Operating activities .........................       $ (57,421)       $(101,933)
Financing activities .........................          73,966          109,159
  Net increase (decrease) in cash ............       $  16,545        $   7,226

         OPERATING ACTIVITIES

         The net cash used in operating activities of approximately $101,933 during the nine months ended September 30, 2005 was primarily the result of the net loss of approximately $1,702,061; an increase in receivables of approximately $9,177, and a increase in inventory of approximately $66,366, offset by a decrease in prepaid expenses of approximately $34,737; accounts payable of approximately $77,446, and accrued expenses and wages totaling $ 482,967. The non-cash expenses recorded during the period included $86,769 of technology cost amortization and approximately $970,466 of non-cash expense for the issuance of common stock in consideration of salary expense and consulting and legal services..

         The net cash used in operating activities of approximately $57,421 during the nine months ended September 30, 2004 was primarily the result of the net loss of approximately $734,276, an increase in receivables of approximately $60,342, increase inventories of approximately $7,174, offset by a decrease in prepaid expenses of approximately $148,653; accounts payable of approximately $6,122 and accrued interest, payroll taxes and wages approximately totaling $187,412.The non-cash expenses recorded during the period included $86,769 of technology cost amortization and approximately $315,415 for the issuance of common stock in consideration of salary expense and consulting and legal services.

         FINANCING ACTIVITIES

         Net cash from financing activities was $109,159 for the nine month period ended September 30, 2005, as compared to $73,966 for the nine month period ended September 30, 2004. The principal use of cash for the nine months ended September 30, 2005 was to fund the net loss from operations for the period.

         On the balance sheet, paid in capital increased from $5,773,491 for the period ending June 30, 2005 to $6,713,810 for the three months ending September 30, 2005. This paid in capital was used to fund services from our consultants and executives. We anticipate that these services will continue to be funded by paid in capital until we reach a sales level that can support continued operations with cash, or our service providers are no longer willing to accept equity in lieu of compensation.

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

         To date we have financed approximately 90 % of our expenses by issuing shares of common stock in exchange for services of legal and other professionals. The remaining 10% was financed through private placement stock offerings. In order to expand, we will be required to obtain additional financing either in the form of debt or equity.

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

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $6,174,346 as of September 30, 2005. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We estimate that we may need to raise up to $5 million of additional capital over the next fifteen months to support our operations, meet competitive pressures and/or respond to unanticipated requirements during and beyond that period. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through public and/or private offerings of our common stock. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

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

         Because of these and other factors, we believe comparisons of our results of operations for our three and nine months ended September 30, 2005 and September 30, 2004, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

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

         As of September 30, 2005, our officers and directors and their affiliates owned approximately 29% (JP and Bob only) of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, President and Chief Financial Officer, Robert McCaslin, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, management concluded that as of September 30, 2005, that we had deficiencies in our internal control over financial reporting that alone and in the aggregate constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, in the course of preparing our financial statements for the period ended September 30, 2005, management discovered deficiencies related to its reporting and processing of advances and loans to the Company. Since identifying the deficiencies, management has implemented additional reporting and review procedures with respect to the monitoring of such advances and loans.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Based on their review of the complaint, the Company and Mr. McCaslin intend to continue to investigate the allegations and vigorously defend the suit. The Company and Mr. McCaslin have been served with the complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In August and September 2005, we issued to Appropriated Funding and Advancements, Inc., an aggregate of 58,606 shares of our common stock, pursuant to the terms of a consulting agreement, as payment for services rendered through September 30, 2005. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective September 30, 2005 we issued 622,125 shares and 202,830 shares of our common stock to Robert McCaslin and Joanna P. Heyes, respectively, in lieu of cash compensation pursuant to their employment agreements for owed for services provided through September 30, 2004, and May 31, 2004, respectively. The issuance and sale of these securities were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective September 30, 2005 we issued 78,472 shares and 769,874 shares of our common stock to Robert McCaslin and Joanna P. Heyes, respectively, in repayment of advances in the amount $12,477 and $122,410, respectively, through September 30, 2005. The issuance and sale of these securities were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective September 30, 2005, we issued 556,850 shares of our common stock to Daniel Kubik, pursuant to the terms of a consulting agreement, as payment for services rendered during 2004 and through September 30, 2005. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                                   DESCRIPTION
-------       ------------------------------------------------------------------
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

                                       SEALIFE CORPORATION


Date: November 21, 2005                      /s/ Robert A. McCaslin
                                             -----------------------------------
                                       By:       Robert A. McCaslin
                                       Its:      Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION
-------       ------------------------------------------------------------------
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