Form 10KSB
period 2005-12-31
SEALIFE CORP
filed 2006-05-23
CIK 749753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2005.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              Yes |_|    No |X|

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

         Issuer's Revenues for its most recent fiscal year were $80,449.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on May 15, 2006 was $3,032,489.

         As of May 15, 2006, the issuer had 30,401,537 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional  Small Business  Disclosure Format (check one):

                              Yes |_|    No |X|

                               SEALIFE CORPORATION
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.    Description of Business.......................................      1

Item 2.    Description of Property.......................................      9

Item 3.    Legal Proceedings.............................................      9

Item 4.    Submission of Matters to a Vote of Security Holders...........     10


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......     11

Item 6.    Management's Discussion and Analysis or Plan of Operation.....     13

Item 7.    Financial Statements

           Index to Consolidated Financial Statements....................     26

           Report of Independent Registered Public Accounting Firm.......    F-1

           Consolidated Balance Sheet....................................    F-2

           Consolidated Statements of Income.............................    F-3

           Consolidated Statement of Changes in Stockholders' Equity.....    F-4

           Consolidated Statements of Cash Flows.........................    F-5

           Notes to Consolidated Financial Statements....................    F-6

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................     27

Item 8A.   Controls and Procedures.......................................     27

Item 8B    Other Information.............................................     27


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(A) of the Exchange Act............      28

Item 10.   Executive Compensation........................................     30

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................      35

Item 12.   Certain Relationships and Related Transactions................     38

Item 13.   Exhibits......................................................     40

Item 14.   Principal Accountant Fees and Services.......................      41

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

         This Report on Form 10-KSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made by our representatives, may contain certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other information detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, our ability to raise additional capital, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, our future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." This Report on Form 10-KSB should be read in conjunction with our consolidated financial statements and accompanying notes.

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

         We have developed a line of products utilizing such "probiotic" technologies for the marine, agricultural and remediation markets. We are in the process of emerging from our last stage as a development company and expect to begin substantial sales and marketing efforts in 2005. During the seven months ended December 31, 2004, we began sales and marketing efforts to launch our marine product, SeaLife 1000(TM) and our agricultural products, NuLagoon(TM) and Soil ResQ(TM). In anticipation of our intended growth and the introduction of additional products to the market, we have implemented a corporate structure whereby each market is served by a separately operated subsidiary or division. Our marine products business is operated by our indirect subsidiary, SeaLife Marine. Our agricultural products business is operated by our indirect subsidiary, ProTerra. Our remediation product business is operated as a division of SeaLife Corporation. We also plan on establishing a research and development division that will focus on the testing and development of existing and new products for each of our subsidiaries and divisions provided sufficient capital can be obtained to fund such division. We have structured our operations in this manner to accommodate a range of products for specific markets that have been and will be developed by us.

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

         SEALIFE ANTI-FOULING MARINE PAINT PRODUCTS

         SeaLife 1000(TM), SeaLife Marine's premier antifouling marine paint product, is currently in production and for sale by SeaLife Marine. SeaLife 1000(TM) can be applied to hulls on any sized vessel, and any other surface, providing antifouling, anti-corrosive protection in both fresh and salt water. SeaLife 1000(TM) may be applied to steel, aluminum, fiberglass and wood. When
SeaLife 1000(TM) comes in contact with water, reactive hydrolysis of its proprietary ingredients begins, which microscopically expands and smoothes the SeaLife coating over the ship's underwater hull surfaces. This results in an undersea hull surface that becomes more uniformly smooth than when it was painted. Field tests using SeaLife 1000(TM) have demonstrated that hulls and other submerged surfaces treated with SeaLife 1000(TM) coatings provide long-term resistance to algae, fungus, shell growth and rust without harming marine life. Management believes that SeaLife's marine coating technology has significant advantages over competing products.

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

         SeaLife Marine's newest product, SeaLife ZMp(TM), is one of only a few products that prevents the attachment of Zebra mussels to a variety of surfaces. The Zebra mussel is the only fresh water mollusk that can firmly attach itself to solid objects such as water intake pipes of power plants and water treatment facilities, submerged rocks, dock pilings and boat hulls, and has therefore become a large problem throughout the United States.

         SeaLife has also recently developed a new line of protective coatings for marine application, including SeaLife HBE (High Build Epoxy) primers that are formulated be used as a protective undercoating on metal surfaces. SeaLife has also developed SeaLife HGF (High Gloss Finish) for surfaces above the water line and SeaLife MZP (Marine Zinc Primer). The extended product line allows SeaLife to bid on all surfaces of a ship, not just the underwater surfaces.

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

         MANUFACTURING & DISTRIBUTION

         SeaLife Marine out sources its manufacturing in order to maintain a low manufacturing overhead. At this time, SeaLife Marine uses an entity owned and operated by Gael Himmah, its chief consulting scientist, as its sole manufacturing source. As demand increases, SeaLife Marine intends to outsource its manufacturing to a variety of independent manufacturing facilities in the Untied States. The manufacturing process for our paint does not require significant retooling. Therefore, if necessary, suppliers could be replaced without a significant disruption in production.

         We began shipping SeaLife 1000(TM) in June 2004. We have engaged Brokers Unlimited Incorporated ("BUI") as our exclusive worldwide sales and marketing agent for Sealife Marine. Over the past seven months BUI has established distributors in the United States and Sub-Sarahan Africa.

         In the United States, we have distributors engaged to sell our anti-foul paint products on the east coast from Maine to Virginia, and in the south central United States, including Louisiana and Texas. We are now actively marketing SeaLife 1000(TM) throughout the United States, and in California, New York and Louisiana, in particular. Although we are continuing to actively pursue additional distributor relationships throughout the world, and specifically in the southeast United States. Due to limited funding the company has curtailed the bulk of its international marketing activities and is currently focusing primarily on the U.S. market.

         Our South African distributor is responsible for distributing our products throughout the Sub-Sahara territory of Africa which includes forty-nine countries, including South Africa. Presently, SeaLife 1000(TM) has been approved for importation by the South African government but we will require approval from the South African Bureau of Standards ("SABS") to distribute SeaLife 1000(TM) within South Africa. We expect that approval before the end of 2005. SABS is not required to import SeaLife 1000(TM) into South Africa, however, we believe that the SABS approval is necessary to effectively market our products in South Africa.

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

PROTERRA TECHNOLOGIES, INC.

         We have developed a line of products to meet the growing demand to find simple, environmentally responsible, solutions to the growing problems associated with the agriculture marketplace, a global market. These products are manufactured, marketed and distributed by our indirect subsidiary, ProTerra Technologies, Inc. Damaged soils, the result of the overuse of fertilizers and pesticides, and the growing concern of farmers to protect themselves from increasing scrutiny and government regulation, provide an active and growing market for environmentally safe soil conditioners and waste treatment systems.

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

         SOIL RESQ(TM)

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

         THE MARKET FOR PROTERRA PRODUCTS

         The intended market for ProTerra's products is the global agricultural market, golf courses and parks. Currently, we are focusing on marketing Proterra's products for agricultural use in the United States, particularly in California and Texas.

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

         PATENTS

         We have not patented the manufacturing formula for the ProTerra products. When a patent is filed it requires the disclosure of all processes and formulas required to manufacture the product. Due to the difficulty of a competitor "reverse engineering" the ProTerra product formulas and the problems inherent with the ease of patent formula duplication by potential competitors worldwide if the formula is disclosed, we have elected to keep the formulas for our products as confidential trade secrets. As a result, no patents have been filed for our ProTerra products.

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

         SOILDTOX(TM)

         Toxins such as, diesel fuel, MTBE, gasoline, etc. can be removed from soil using SoilDtox(TM) bioremediation technology. The product is under development as a new bio-remediation process to remediate soil contaminated with high concentrations of environmentally damaging hydrocarbons, commonly found beneath industrial sites such as gas stations, airports and oil fields. SoilDtox(TM) relies on a proprietary blend of microbials that function as an active agent to actually digest the contamination locked deep in the soil. Among the many benefits of using microbial agents to clean contaminated soils is that no toxic residue is left behind. The by-products of this natural process are water and carbon dioxide, which are absorbed by plants and trees to produce oxygen.

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

         PATENTS

         We have not patented the manufacturing formula for SoilDtox(TM). Due to the difficulty of a competitOr "reverse engineering" the SoilDtox(TM) formula and the problems inherent with the ease of patent formula duplicatiOn by potential competitors worldwide if the formula is disclosed, we have elected to keep the formulas for SoilDtox(TM) as confidential trade secrets. As a result, no patents have been filed for SoilDtox(TM).

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

SEALIFE CORPORATION DEVELOPMENT STAGE DIVISION

         The research and development is the lifeblood of any technology-driven company. We intend to form a Development Stage Division to function as our research and development group when sufficient capital is available. Currently, we cannot estimate when such capital will be available and therefore are not in a position to project when such a division will be formed.

EMPLOYEES

         At December 31, 2005, we had four employees, including three who are officers of SeaLife Corporation or Sealife Marine.

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

         The complaint alleges that SeaLife Corporation, Mr. McCaslin and six other individuals and entities engaged in a "scheme" to defraud the investing public by "using materially false and misleading public statements and manipulative stock trading to create an artificial market for, and to sell, stock in Sealife Corporation without registration or a valid exemption under the federal securities laws."

         Specifically, the complaint alleges that, Mr. McCaslin retained Roland Thomas ("Thomas") to raise capital for SeaLife and promote the company to investors, and to raise $400,000 to pay the principal shareholders of the shell and complete the takeover of the shell by Mr. McCaslin and other new management and that Thomas devised a plan with Douglas A. Glaser ("Glaser") to meet those goals. To carry out the plan, the complaint alleges, SeaLife issued one million shares to Thomas, Glaser, and an employee of ERT Technology Corporation (a Delaware corporation owned by Thomas, Douglas A. Glaser and Barry S. Griffin ("Griffin"), Jeffrey A. Hayden ("Hayden"), and Morgan J. Wilbur III ("Wilbur"), and registered the stock with the SEC on Form S-8, which registers stock issued to a company's employees and consultants. However, the complaint alleges that Form S-8 was improperly used because Thomas and Glaser were retained to raise capital for SeaLife and to promote and maintain the market for SeaLife stock.

         The complaint further alleges that Thomas and Glaser transferred portions of their stock to Griffin, Hayden, and Wilbur for ultimate sale to the public through brokerage transactions. Between January and March 2003, Thomas, ERT, Glaser, Griffin, Hayden, and Wilbur sold close to one million shares of our common stock. During this time, we were engaged in a publicity campaign using press releases, a corporate fact sheet, and a business plan. The latter two documents were disseminated to brokers and investors and also placed on SeaLife's web site for public review. The complaint alleges that the publicity included materially false and misleading information, which included claims (a) that our products were ready to be marketed, when in fact we needed capital to conduct further testing; (b) that our intellectual property was worth more than $60 million, when in fact we carried the property on its books at less than $1.5 million; and (c) that projected over $5 million sales during our first year and significant profits based on a 70% gross margin, when in fact we had no basis for figuring our sales margin and could not meet its projections without additional product testing and capital. In addition, the complaint alleges that our publicity campaign did not disclose the $400,000 owed to the principal shareholders of the shell or the fact that the company had retained Thomas and Glaser to sell SeaLife stock to pay that debt and raise capital. Filings made with the Commission on Form 8-K allegedly compounded the false and misleading impact of the publicity campaign.

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

         Based on their review of the complaint, the Company and Mr. McCaslin intend to continue to investigate the allegations and vigorously defend the suit. We and Mr. McCaslin have been served with the complaint, and no further proceedings are scheduled at this time.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         No matters were submitted to a vote of security holders during the last three months of our fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

         As of the date of this report, our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "SLIF." As of May 15, 2006, the last sale of Common Stock, as quoted on the Over-the-Counter Bulletin Board, was $0.14. The following table reflects the high and low sales prices of our Common Stock for the periods indicated, as quoted on the Over-the-Counter Bulletin Board.

                                                              COMMON STOCK*
                                                             ---------------
                                                              HIGH      LOW
                                                             -----     -----
     FISCAL YEAR ENDED MAY 31, 2004
           First Quarter 2004 ..........................     $ .48     $ .15
           Second Quarter 2004 .........................       .63       .19
           Third Quarter 2004 ..........................      1.75       .45
           Fourth Quarter 2004 .........................      1.40       .60

     TRANSITION PERIOD ENDED DECEMBER 31, 2004
           June 1 - September 30, 2004 .................     $1.01     $ .31
           October 1 - December 31, 2004 ...............       .59       .26

     FISCAL YEAR ENDED DECEMBER 31, 2005
              First Quarter 2005 .......................     $ .61     $ .19
              Second Quarter 2005 ......................       .39       .15
              Third Quarter 2005 .......................       .27       .11
              Fourth Quarter 2005 ......................       .19       .07


         The Over-the-Counter quotations in the table above reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         As of May 10, 2006, there were approximately 120 holders of record of our outstanding Common Stock.

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

FINANCING EFFORTS

         On June 6, 2005, we issued a promissory note to an individual in consideration for a loan of $15,000. The note was due December 31, 2005, is unsecured and does not call for payments until maturity. The interest rate is 10% per month. The balance of the note, including accrued interest at December 31, 2005 was $25,900. The Company is currently in default under this note.

         On June 30, 2005, we issued a promissory note to an individual in consideration for a loan of $8,000. The note is due upon demand and is unsecured. The interest rate is 7% per annum. The Company is currently not in default under this note.

         On December 22, 2005 we issued three notes to three individuals, each in the principal amount of $10,000 in consideration for three individual loans of $10,000. The interest rate on the notes is 7% per annum and the notes are all due in December 2006.

         During the year ended December 31, 2005, we issued a five-year note for $14,500 at a 5% annual interest rate to our director, chief executive officer and chief financial officer, Robert McCaslin, as evidence of prior loans made to the Company.

         In addition, we received an aggregate of $194,887 in cash during the period from January 1, 2005 through December 31, 2005, through the private placement of our Common Stock with five accredited investors. Two of the investors are officers of the company who invested $134,887.

DIVIDENDS

         We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended December 31, 2005, we issued to Appropriated Funding and Advancements, Inc., an aggregate of 77,484 shares of our common stock, pursuant to the terms of a consulting agreement, as payment for services rendered through December 31, 2005. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         During the three months ended December 31, 2005, we issued 177,680 restricted shares of our common stock to Daniel Kubik, pursuant to the terms of a consulting agreement, as partial payment for services rendered from October 1, 2005 through December 31, 2005. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective December 31, 2005 we issued 1,487,353 restricted shares of our common stock to Joanna P. Heyes in lieu of cash compensation owed pursuant to her employment agreement for services provided through December 31, 2005. The issuance and sale of these securities were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective December 31, 2005, we issued 123,171 restricted shares of our common stock to Don Davis as compensation for Legal services provided to us from January 1, 2005 through December 31, 2005. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective December 31, 2005, we issued 345,536 restricted shares of our common stock to Leonard, Dicker & Schreiber, LLP as compensation for Legal services provided to us through December 31, 2005. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective December 31, 2005, we issued 75,000 restricted shares of our common stock to Richard Kaiser as compensation for investor relation services provided to us by Yes International, Inc. through December 31, 2005. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Also in December 2005 we issued 521,983 shares of our common stock to one unrelated individual at a price of $0.1069 per share in connection with the conversion of a loan. The investor in this transaction represented to us that such investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes.

         Effective August 2004, the Company changed its fiscal year end to December 31 from May 31. For 2005 our fiscal year covered a twelve-month period whereas for 2004, our year-end financial statements reported results for our seven-month transition period. Due to this change in fiscal year end,
Management's Discussion and Analysis of Operating Results herein will compare our fiscal year ended December 31, 2005 to the comparative twelve-month period ended December 31, 2004. This presentation will improve comparability of results of operations for the periods presented.

RESULTS OF OPERATIONS

COMPARING 12 MONTHS ENDED DECEMBER 31, 2005 TO 12 MONTHS DECEMBER 31, 2004.

         We incurred a net loss of $3,359,453 for the 12 months ended December 31, 2005 as compared to a net loss of $3,435,582 for the twelve months ended December 31, 2004. This loss represents a loss from operations of $1,996,835 and $3,435,582 for the periods ended December 31, 2005 and December 31, 2004, respectively. In addition, the company incurred an extraordinary charge of $1,362,618 in connection with a reduction in the carrying value of certain acquired technology. Our net loss from operations (exclusive of the impairment charge) decreased by 41.9% between the 12 months ended

December 31, 2005 and 2004, respectively, primarily due to a marked decrease in legal and consulting expenses and officer compensation. Including the impairment charge of $1,362,618 our net loss from operations decreased by 2.2% between the same periods.

           We had revenues of $163,228 for the 12 months ended December 31, 2005, compared to revenues of $100,282 for the twelve month period ending in December 31, 2004, a 62.8% increase. Our ability to generate revenue in fiscal 2006 will depend on the success of our continuing marketing efforts and our ability to raise additional capital to support continued operations.

           Our Gross profit for the 12 months ending December 31, 2005 was $56,307 versus a loss of $46,543 for the twelve months ended December 31, 2004. The gross margin is 34.5% versus a negative gross margin of 46.4 % for the respective comparable periods.

           Our total operating expenses consist of general administrative, sales and marketing expenses. For the 12 months ended December 31, 2005, our total operating expenses were $2,053,142, versus $3,389,039 for the prior comparable period.

           The major decrease in general and administrative expenses is due to reduced compensation for legal services, marketing and sales executives, business consulting, research and development, industrial relations consulting and employee wages. The majority of our expenses are recorded as paid-in capital, since the large majority of our marketing, sales and administrative expenses were paid in the form of common stock.

           For our fiscal year ended December 31, 2006, we conducted a valuation of our technology as required by SFAS 144, which resulted in an impairment charge of $1,362,618 with respect to certain of our SeaLife Marine and Proterra Technologies. This charge is in addition to the General Administration and Marketing/Sales expenses of $2,053,130 equal a total expense of $3,359,441. See
Note 3 to our Financial Statements.

           During the last 12 months, our distribution expansion for both ProTerra and SeaLife marine products was limited due to limited funding. Our ability to continue to expand our distribution of products will depend on our ability to raise capital to support the cost of adding distributors, advertising, product approvals, market collateral materials such as brochures and websites, and technical support. In addition, we do not have assurance that our consultants who have previously accepted our common stock in lieu of cash compensation will be willing to accept our equity securities in the future. Therefore, our ability to retain consultants and other service provides may also depend on our ability to raise capital to support the compensation of such professionals.

           LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash and cash equivalents of $6,875 as compared to cash and cash equivalents of $5,937 as of December 31, 2004. At December 31, 2005 we had a working capital deficiency (total current liabilities in excess of total current assets) of ($474,274) as compared to a working capital deficiency (current liabilities in excess of total current assets) of ($537,409) as of December 31, 2004. Net cash from financing activities was $247,887 for the 12 months ended December 31, 2005, as compared to $210,690 for the 12 months ended December 31, 2004. The principal use of cash for the 12 months ended December 31, 2005 was to fund the net loss from operations for the period. We raised a total of $247,887 as follows: the issuance of common stock, net of stock issuance costs $194,887 and 5 loans totaling $53,000 from private lenders during the 12 months ended December 31, 2005.

         Our paid-in capital increased from $5,100,452 for the 12 month period ending December 31, 2004 to $7,134,101 for the twelve months ending December 31, 2005. This paid in capital was used to fund services from consultants, attorneys and executives of the company. These services will continue to be funded by paid in capital until we reach a sales level that can fund continued operations and/or outside investment occurs.

         Due to the extraordinary charge of $1,362,618 related to the deemed impairment of our technology and our operational losses, our Stockholder's Equity decreased from $629,898 for the 12 months ending December 31, 2004 to negative $(694,844) for the 12 months ending December 31, 2005.

GOING CONCERN

         Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern, in its report for the 12 months ended December 31, 2005, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations.

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

         To date we have financed approximately 95% of our expenses by issuing shares of common stock in exchange for services of legal and other professionals. The remaining 5% was financed through private placement stock offerings. In order to expand, we will be required to obtain additional financing either in the form of debt or equity.

         If we cannot obtain adequate funding or achieve revenues from the sale of our products, we could be required to significantly curtail or even shutdown our operations.

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

         ACCOUNTS RECEIVABLE. Accounts receivable balances are evaluated on a continual basis and allowances, if any, are provided for potentially uncollectible accounts based on management's estimate of our ability to collect such accounts. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known. To date, we have not had any customer whose payment was considered past due, and as such, have not recorded any reserves for doubtful collectability.

         STOCK-BASED COMPENSATION. We account for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEE."

         LONG LIVED ASSETS. We periodically review the carrying values of our long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. We have determined that an impairment charge of $1,362,618 is necessary for the year ended December 31, 2005 (see Note ___ to our consolidated financial statement).

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

         In December 2004, the FASB issued SFAS No. 123R "Share Based Payment" (SFAS 123R). This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first reporting period of the fiscal year that begins after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" (SFAS 153). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

         EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on our financial statements.

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

         As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors have added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the 12 months ended December 31, 2005 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing and the payment of equity as direct compensation for services to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $7,831,738 as of December 31, 2005. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We estimate that we may need to raise up to $5 million of additional capital over the next 12 to 15 months to support our operations, meet competitive pressures and/or respond to unanticipated requirements during and beyond that period. The Company is facing difficulties in attracting potential major investors due, in part, to the unresolved SEC lawsuit. Until this lawsuit is settled, the company will continue to be restricted in attracting investors to fund the company's growth. While there are no current definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through public and/or private offerings of our common stock. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have a limited operating history, and have very little revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate meaningful revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

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

         Because of these and other factors, we believe comparisons of our results of operations for our 12 months ended December 31, 2005 and December 31, 2004, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

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

PROCESSES, THE COSTS OF SUCH ACTIVITIES MAY BE SIGNIFICANT AND COULD MATERIALLY AND ADVERSELY HARM OUR BUSINESS.

         As an environmental products manufacturer, certain of our products are regulated by the U.S. Environmental Protection Agency and the individual states, cities and localities where marketed. Certain of our products are also regulated by individual countries in the foreign markets in which we distribute, or intend to distribute, our products. While we believe that our products do not harm the environment, and while our products currently comply with the environmental regulations to which they are subject, in the event any of our products do cause adverse affects to the environment, we may be involved in litigation and other claims raised by private parties, specialized environmental interest groups and governmental regulatory agencies. Additionally, we may be required to remediate any areas that are harmed by our products. If we are required to pay any third party or regulatory agency as a result of such claims, or if we are required to participate in any such remediation processes, the costs of such activities could materially and adversely affect our business.

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

         Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

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

         As of May 15, 2006, our officers and directors and their affiliates owned approximately 28.2% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements required to be provided pursuant to this item are presented beginning on page F-1.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm.........          F-1

   Consolidated Balance Sheets at December 31, 2005, December 31, 2004       F-2

   Consolidated Statement of Income for the
      Twelve Months ended December 31, 2005, and the Twelve Months
      ended December 31, 2004 .....................................          F-3

   Consolidated Statement of Changes in Stockholders' Equity for the
      Twelve Months ended December 31, 2005, and the Twelve Months
      ended December 31, 2004, and May 31, 2004....................          F-4

   Consolidated Statement of Cash Flows for the
      Twelve Months ended December 31, 2005, and the Twelve Months
      ended December 31, 2004......................................          F-5

   Notes to the Consolidated Financial Statements..................          F-6


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.      CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including Robert McCaslin, our Chief Executive Officer, President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph
(e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. McCaslin concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION WITH RESPECT TO EACH DIRECTOR AND CERTAIN OFFICERS.

         The following table sets forth certain information with respect to each of our directors, nominees, and executive officers as of May 15, 2006.

                                                                               DIRECTOR/
                                                                                OFFICER
       NAME             AGE                         POSITION                     SINCE
-------------------   -------   --------------------------------------------   ---------
Robert A. McCaslin      54      President, Chief Financial Officer, Director      2002
J.P. Heyes              76      Vice-President, Secretary, Director               2002
Barre Rorabaugh         64      President, Sealife Marine Products, Inc.          2004

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board does not have any committees, including an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(e) of Regulation S-B. The Board has determined that it is not feasible to recruit an audit committee financial expert at this time.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during our fiscal year ended December 31, 2005, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except as follows: Mr. McCaslin filed one late report, covering six transactions not reported on a timely basis; Ms. Heyes filed one late report covering two transactions not reported on a timely basis; and Mr. Rorabaugh filed twelve late reports covering forty-one transactions not reported on a timely basis.

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

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all compensation paid for services to us by our Executive Officers in all capacities for our fiscal year ended May 31, 2004, the seven month period ended December 31, 2004 and our fiscal year ended December 31, 2005. No other executive officer received total annual salary and bonus in excess of $100,000 during these periods.


                                                        ANNUAL COMPENSATION
NAME                                PERIOD     ---------------------------------
PRINCIPAL POSITION                  ENDED           SALARY        BONUS    OTHER
------------------------------      ------     ----------------   -----    -----
Robert McCaslin...............      2003(1)    $  50,000  (5)      --       --
   Chief Executive Officer &        2004(2)      226,000  (5)(6)   --       --
   Chief Financial Officer          2004(3)      116,667  (7)      --       --
                                    2005(4)      200,000  (9)      --       --

J.P. Heyes....................      2003(1)       50,000  (5)      --       --
   Vice President &                 2004(2)      226,000  (5)(6)   --       --
   Secretary                        2004(3)       58,334  (7)      --       --
                                    2005(4)      100,000  (10)     --       --

Barre Rorabaugh...............      2004(3)      119,312  (8)      --       --
   President of subsidiary,         2005(4)      150,000  (11)     --       --
   Sealife Marine Products, Inc.

*Columns in the Summary Compensation Table that were not relevant to the compensation paid to the named executive officers have been omitted.

(1)  Fiscal Year ending May 31, 2003

(2)  Fiscal Year ending May 31, 2004

(3)  Seven Months ending December 31, 2004

(4)  Fiscal Year ending December 31, 2005

(5) Each of Mr. McCaslin and Ms. Heyes elected to receive their respective salaries for January 1, 2003 through May 31, 2003 ($50,000) and June 1, 2003 through September 30, 2003 ($40,000), in our common stock, which was issued to each executive officer at a price of $0.30 per share upon the filing of a Registration Statement on Form S-8 by us on October 17, 2003.

(6) Comprised of shares valued at $40,000 for services rendered from June 1, 2003 through September 30, 2003, as described in Note (1) above, shares valued at $60,000 as described below, shares valued at $93,750 as described below, and $32,250 of deferred compensation as described below.

     Each of Mr. McCaslin and Ms. Heyes was issued 300,000 shares of our common stock on January 10, 2004, in payment of our debt to them for accrued salaries for October 1, 2003 through December 31, 2003, which were each valued at $60,000. The shares were issued to the executive officers at $0.20 per share, a 33% discount on the $0.56 closing price of the shares on the Over-the-Counter Bulletin Board on November 19, 2003, the date the officers agreed to accept our common shares in lieu of cash compensation. The closing price of the shares on the Over-the-Counter Bulletin Board on January 9, 2004 was $0.56 per share.

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

(7) Comprised solely of deferred compensation due under Employment Agreements with Mr. McCaslin and Ms. Heyes.

(8) Mr. Rorabaugh began his employment with us in June 2004. Mr. Rorabaugh's salary for the seven months ended December 31, 2004 consisted of shares of our common stock valued at $119,312 issued pursuant to the terms of our Employment Agreement with Mr. Rorabaugh.

(9) In 2005 Mr. McCaslin was issued 622,126 shares of our common stock, in payment of our debt to him for accrued salary under his Employment Agreement through September 30, 2004, which was valued at $98,918. The shares were issued to Mr. McCaslin at a price per share of $0.1590.

(10) In 2005 Ms. Heyes agreed to convert all her accrued compensation under her Employment Agreement through December 31, 2005, totaling $190,582, in shares of our common stock. Ms. Heyes received two blocks of shares, 202,830 shares on September 30, 2005 and 1,487,353 shares on December 31, 2005 of our common stock at a per share price of $0.1590 and $0.1069 respectively.

(11) In 2005 Mr. Rorabaugh received 972,618 shares of our common stock valued at $197,592 pursuant to the terms of our Employment Agreement with Mr. Rorabaugh

OPTION GRANTS

         We have not granted any options to purchase common stock since the beginning of our fiscal year ending May 31, 2003.

2004 STOCK AWARD PLAN

         Our 2004 Stock Award Plan was adopted and became effective in November 2004 and was amended on March 25, June 30, November 4, and December 21, 2005. A total of 3,820,000, shares of common stock have been reserved for issuance under the 2004 Stock Award Plan, as amended. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2004 Stock Award Plan. As of March 31, 2006, 3,309,550 shares of our common stock had been issued under our 2004 Stock Award Plan, as amended.

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

     ROBERT MCCASLIN

     In January 2004, we entered into an employment agreement with Mr. McCaslin as President and Chief Executive Officer, and entered into an amendment to such employment agreement in June 2004. Under his employment agreement, Mr. McCaslin is entitled to an initial salary of $200,000 per year, and may be awarded an annual bonus, in the sole discretion of Sealife. Mr. McCaslin's compensation is reviewed annually by our Board at the beginning of each fiscal year. The term of Mr. McCaslin's employment is six years, however, under California law, we and Mr. McCaslin may terminate Mr. McCaslin's employment agreement at any time for any legal reason. Upon termination for reasons other than cause, Mr. McCaslin may be entitled to severance payments of up to eighteen (18) months of base salary if Mr. McCaslin is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Mr. McCaslin is terminated for failure to fulfill job functions. As of March 31, 2006, we owed Mr. McCaslin a total of $300,000 in accrued salary.

     J.P. HEYES

         In January, 2004, we entered into an employment agreement with Ms. Heyes as Vice President, and entered into an amendment to such employment agreement in June, 2004. Under her employment agreement, Ms. Heyes is entitled to a salary of $100,000 per year, and may be awarded an annual bonus, in the sole discretion of Sealife. Ms. Heyes's compensation is reviewed annually by our Board at the beginning of each fiscal year. The term of Ms. Heyes' employment is five years, however, under California law, we and Ms. Heyes may terminate Ms. Heyes's employment agreement at any time for any legal reason. Upon termination for reasons other than cause, Ms. Heyes may be entitled to severance payments of up to eighteen (18) months of base salary if Ms. Heyes is terminated as a result of a permanent disability, and severance payments of up to six (6) months if Ms. Heyes is terminated for failure to fulfill job functions. As of March 31, 2006, we owed Ms. Heyes a total of $25,000 in accrued salary.

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

GAEL HIMMAH, CHIEF CONSULTING SCIENTIST

         We entered into a Consulting Agreement with Gael Himmah, our Chief Consulting Scientist, doing business as Aspen Laboratories, Ecosys International and Sealife Marine Coatings, on January 6, 2003, and amended the agreement in August 2004 (the "Original Consulting Agreement"). Pursuant to the consulting agreement, as amended, Mr. Himmah is to be paid $12,500 per month in exchange for providing consulting services to us associated with the development, testing, and marketing of our products. In lieu of cash, Mr. Himmah has consistently elected to be paid in shares of our common stock. The consulting agreement terminates on January 1, 2008, unless earlier terminated.

         On April 20, 2006, we and Gael Himmah entered into a Consulting Agreement, Settlement and General Release with respect to the settlement of Mr. Himmah's potential claims regarding certain technologies owned by the us and his continuing relationship with us. The agreement provides for certain payments to Mr. Himmah in the form of cash and shares of our common stock having an aggregate value of approximately $188,044 in payment of (a) certain amounts owed to Mr. Himmah under the Original Consulting Agreement, (b) royalty payments due on the sale of our SeaLife Marine products, (c) interest payments due under a our promissory note dated June 30, 2002, and (d) royalty payments due on the sale of certain of our ProTerra products. In addition, the Agreement provides the terms of an ongoing additional consulting relationship with Mr. Himmah which prescribes his participation in supporting our capital-raising and research and development efforts necessary to maintain the our products' technological advantages. As consideration for these new consulting services, we have agreed to pay Mr. Himmah commission fees equal to ten percent (10%) of the net sales of products utilizing the Original ProTerra Technologies (defined below) up to $2.5 million, and thereafter commission fees equal to eight percent (8%) of such products up to a maximum of an additional $3.2 million. The maximum amount of commissions payable under the consulting agreement will not exceed $5.7 million. The "Original ProTerra Technologies" include the following formulas: Plant Rescue Formula 844, Soil Rescue Formula 808, Odor Meister Formula 355, GreaseBeast

Formula 398, MuniMix Formula 354 and Sterile Boost Formula 899. The new consulting arrangement with Mr. Himmah has a term of seven (7) years. Mr. Himmah will also continue to provide services under the Original Consulting Agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table presents information regarding the beneficial ownership of our common stock as of May 15, 2006 by:

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

         The information presented in this table is based on 30,139,454 shares of our common stock outstanding on May 15, 2006. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Sealife Corporation, 54601 W. Slauson, Culver City, CA 90293.

              NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES        PERCENTAGE OF SHARES
                                                       BENEFICIALLY OWNED            OUTSTANDING
-------------------------------------------------      ------------------       --------------------
EXECUTIVE OFFICERS AND DIRECTORS:
Robert McCaslin..................................             4,423,098                 14.7%
     Director, President and
     Chief Executive Officer and
     Chief Financial Officer
J.P. Heyes.......................................             4,055,101                 13.5%
     Vice President and Secretary
Barre Rorabaugh..................................                   615                     *
     President of SeaLife Marine
                                                              8,478,814                 28.2%
All 3 directors and executive officers as a group

5% SHAREHOLDERS:
Gael Himmah......................................             2,173,113                  7.2%

* Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

                         NUMBER OF SECURITIES
                        ISSUED OR TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                           UPON EXERCISE OF         PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                         OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND     FUTURE ISSUANCE UNDER EQUITY
                          WARRANTS AND RIGHTS              RIGHTS                 COMPENSATION PLANS
                        ----------------------   -------------------------   ----------------------------
Equity compensation
plans not approved by
security holders                   0                       N/A(1)                      3,864,025
Total                              0                       N/A(1)                      3,864,025

(1) No options, warrants or rights are outstanding under any of our Equity Compensation Plans.


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         During our fiscal year ended December 31, 2005, we issued 972,618 shares of our common stock valued at $197,592 to Mr. Rorabaugh for services as the President of Sealife Marine pursuant to his employment agreement with us described above under "Executive Compensation - EMPLOYMENT

CONTRACTS AND CHANGE OF CONTROL AGREEMENTS." The shares were issued at prices ranging from $0.1069 to $0.3752 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 552,146 shares of our common stock to Gael Himmah as partial compensation for services rendered as a Chief Consulting Scientist pursuant to the terms of his consulting agreement with us dated January 1, 2003, described above under "Executive Compensation - EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS." The shares were issued at prices ranging from $0.162811 to $0.3752 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 63,989 shares of our common stock to Brokers Unlimited, Inc. ("BUI"), for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated November 10, 2004, as amended, between us and BUI. Effective January, 2005, our consulting agreement with BUI was terminated.

         During our fiscal year ended December 31, 2005 we issued 781,249 shares of our common stock to Joseph Regoli, for services rendered pursuant to the terms of that certain Independent Contractor Agreement dated January 2005, as amended and restated on February 22, 2005, and that certain Consulting Agreement dated April 1, 2005, as amended, between us and Mr. Regoli. The shares were issued at prices ranging from $0.1069 to $0.2546 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 551,135 shares of our common stock to James Barron, for sales and marketing services rendered pursuant to the terms of that certain Independent Contract Agreement dated January 2005, as amended and restated on February 22, 2005, and that certain Consulting Agreement dated April 1, 2005, as amended, between us and Mr. Barron. The shares were issued at prices ranging from $0.1069 to $0.2546 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 970,001 shares of our common stock to individual partners of Stubbs Alderton & Markiles, LLP, for legal services rendered pursuant to the terms of that certain engagement Letter dated May 17, 2004, as amended, between us and Stubbs Alderton & Markiles, LLP. The Engagement Letter provides that individual partners of Stubbs Alderton & Markiles, LLP will be compensated in the form of common stock for legal services rendered by Stubbs, Alderton & Markiles, LLP, and provides for the issuance of a certain number of shares as a retainer, which may only be sold upon provision of services. The shares are valued as sold by the individual partners under an effective registration statement on Form S-8 at the sale price.

         During our fiscal year ended December 31, 2005 we issued 603,354 shares of our common stock to Lee Dicker, for legal services rendered pursuant to the terms of that certain engagement letter dated December 15, 2003, as amended, between us and Leonard, Dicker & Schreiber, LLP. The engagement letter provides that Lee Dicker will be compensated in the form of common stock for legal services rendered by Leonard, Dicker & Schreiber, LLP.

         During our fiscal year ended December 31, 2005, we issued 40,000 shares of our common stock to Michael Caraway, for accounting services rendered pursuant to the terms of that certain consulting agreement dated October 18, 2004, as amended, between us and Mr. Caraway.

         During our fiscal  year ended  December  31,  2005,  we issued  150,000 shares of our common stock to Robert Lee, for marketing services rendered pursuant to the terms of that certain letter agreement dated November 15, 2004, as amended, and that certain Independent Contractor Agreement dated February 7, 2005, as amended, between us and Mr. Lee. The shares were issued at prices ranging from $0.1841 to $0.3752 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue. Our agreement with Mr. Lee terminated effective May 31, 2005.

         During our fiscal year ended December 31, 2005 we issued 1,066,117 shares of our common stock to Dan Kubik for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated January 10, 2005 between us and Mr. Kubik. The shares were issued at prices ranging from $0.1069 to $0.0.372 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 136,050 shares of our common stock to Jeff Lynn and 136,050 shares of our common stock to Appropriated Funding & Advancements, Inc. ("AFA") for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated July 29, 2005, between us and AFA. The shares were issued at prices ranging from $0.1069 to $0.1841 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 42,500 shares of our common stock to Howard Isaacs for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated February 14, 2005, between us and Mr. Isaacs. The shares were issued at prices ranging from $0.1841 to $0.23 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

         During our fiscal year ended December 31, 2005 we issued 75,000 shares of our common stock to Yes International for sales and marketing services rendered pursuant to the terms of that certain Consulting Agreement dated July 12, 2004, between us and Yes International. The shares were issued at a price of $0.1069 per share, based on the 20-day volume weighted average price of our common stock on the Over-the-Counter Bulletin Board prior to the date of issue.

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

TRANSACTIONS WITH OFFICERS AND DIRECTORS

         Mr. McCaslin and Ms. Heyes advanced the Company an aggregate of $134,887 during our fiscal year ending December 31, 2005. Approximately $131,167 of such advances were converted into 824,955 shares of our common stock on September 30, 2005.

TRANSACTIONS WITH 5% BENEFICIAL SHAREHOLDERS

         On November 20, 2001, Gael Himmah and Robert McCaslin entered into a Memorandum of Agreement with respect to the following product technologies developed by Himmah (the "Original ProTerra Technologies"), which agreement was subsequently assumed by the us:

                  Plant Rescue Formula 844
                  Soil Rescue Formula 808
                  Odor Meister Formula 355
                  GreaseBeast Formula 398
                  MuniMix Formula 354
                  Sterile Boost Formula 899

         On May 9, 2002, Mr. Himmah executed six separate assignment agreements assigning each of the Original ProTerra Technologies to Division G, Inc., a Nevada corporation ("Division G"), currently a wholly-owned subsidiary of the Company;

         Also on May 9, 2002, Mr. Himmah and Division G executed a memorandum of agreement setting forth the initial terms of a consulting agreement between Himmah and Division G;

         On June 30, 2002, Himmah and SeaLife Marine Products, Inc., a California corporation ("SeaLife Marine"), entered into an Asset Purchase Agreement pursuant to which Himmah assigned each of the technologies underlying the products referred to as SeaLife 1000, SeaLife 2000, and SeaLife 3000 (the "SeaLife Marine Technologies") to SeaLife Marine, currently a wholly-owned subsidiary of the Company in exchange for a purchase price of $1,335,309, which was paid in part the form of a ten-year note for $1,220,309 to Gael Himmah. The note is to be paid based on our sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. In addition to payment based on our sales, the note required monthly payments of interest at the rate of 7% per annum. The note may be converted at the option of the holder into our common stock at a conversion price, which is equivalent to 80% of the market price, based on the average bid price for the 30 days immediately preceding the date of conversion. On January 2, 2003, Mr. Himmah converted $1,000,000 of the note for 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at December 31, 2005 including accrued interest and royalty was $294,727.

         On January 6, 2003, the parties entered into a Consulting Agreement (the "Original Consulting Agreement") pursuant to which Himmah agreed to provide certain consulting services to the us, which agreement was subsequently amended on July 14, 2004 and August 6, 2004. The Agreement was again amended to provide for the issuance of shares in lieu of cash at our option on April 20, 2006.

         On September 17, 2003, we and Mr. Himmah entered into an Agreement pursuant to which Himmah assigned to us each of the technologies underlying the products referred to as Formula 311 (Farm Clean), Formula 812 (Bio-Remediation), Formula 862 (Farm Booster) and Formula 309 (OilEx) (the "Subsequent ProTerra Technologies"), and acknowledged full payment of amounts owed under his then current consulting agreement in exchange for 400,000 shares of Company common stock and a royalty right to three percent (3%) of the products utilizing the Subsequent ProTerra Technologies.

         On  Thursday,  April  20,  2006,  we and  Gael  Himmah  entered  into a
Consulting Agreement, Settlement and General Release with respect to the settlement of Mr. Himmah's potential claims regarding certain technologies owned by the us and his continuing relationship with us. The agreement provides for certain payments to Mr. Himmah in the form of cash and shares of our common stock having an aggregate value of approximately $188,044 in payment of (a) certain amounts owed to Mr. Himmah under the Original Consulting Agreement, (b) royalty payments due on the sale of our SeaLife Marine products, (c) interest payments due under a our promissory note dated June 30, 2002, and (d) royalty payments due on the sale of certain of our ProTerra products. In addition, the Agreement provides the terms of an ongoing additional consulting relationship with Mr. Himmah which prescribes his participation in supporting our capital-raising and research and development efforts necessary to maintain the our products' technological advantages. As consideration for these new consulting services, we have agreed to pay Mr. Himmah commission fees equal to ten percent (10%) of the net sales of products utilizing the Original ProTerra Technologies (defined below) up to $2.5 million, and thereafter commission fees equal to eight percent (8%) of such products up to a maximum of an additional $3.2 million. The maximum amount of commissions payable under the consulting agreement will not exceed $5.7 million. The "Original ProTerra Technologies" include the following formulas: Plant Rescue Formula 844, Soil Rescue Formula 808, Odor Meister Formula 355, GreaseBeast Formula 398, MuniMix Formula 354 and Sterile Boost Formula 899. The new consulting arrangement with Mr. Himmah has a term of seven (7) years. Mr. Himmah will also continue to provide services under the Original Consulting Agreement.


ITEM 13.      EXHIBITS.

The following exhibits are filed herewith:

EXHIBIT
NUMBER                                    DESCRIPTION
-------        -----------------------------------------------------------------
3.1            Restated Certificate of Incorporation of SeaLife Corporation (1)

3.2            Bylaws of SeaLife Corporation (1)

10.1           Consulting Agreement with Gael Himmah, as amended (1)

10.2 Second Amendment to Consulting Agreement with Gael Himmah, dated August 6, 2004

10.3           Third  Amendment  to  Consulting   Agreement  with  Gael  Himmah,
               effective February 9, 2006

10.4 Consulting, Settlement Agreement and General Release by and between SeaLife Corporation and Gael Himmah, dated April 20, 2006

10.5           Employment Agreement with J.P. Heyes, dated January 1, 2004.(5)*

10.6           Employment  Agreement  with  Robert  McCaslin,   dated  June  15,
               2004.(5)*

10.7 Employment Agreement between Sealife Corporation and J.P. Heyes, dated January 1, 2004 (3)

10.8 Amendment to Employment Agreement with J.P. Heyes, dated October 29, 2004.(5)*

10.9 Employment Agreement between Sealife Marine and Barre Rorabaugh, dated June 15, 2004. (2)

10.10          2004 Stock Award Plan, as amended (2)

10.11 Accounts Receivable and Trade Financing Purchase and Security Agreement between Avalon Funding Corporation and SeaLife Marine Products, Inc., effective February 24, 2006.

10.12 Corporate Guaranty of Accounts Receivable and Trade Financing Purchase and Security Agreement with Avalon Funding Corporation, effective February 24, 2006.

10.13          Irrevocable   Assignment  of  Proceeds  of  Payment  of  Accounts
               Receivable to Avalon Funding Corporation, effective February 24, 2006.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

            Pollard-Kelley Auditing Services, Inc. ("Pollard-Kelley"), our independent public accountants, billed us an aggregate of approximately $18,500 for professional services rendered for the audit of our annual financial statements for the 12 months ended December 31, 2005 and the reviews of the financial statements included in our Form 10-QSB for the three quarter periods ended September 30, 2005, June 30, 2005 and March 31, 2005.

AUDIT-RELATED FEES

            Pollard-Kelley billed us an aggregate of $0 in fees for assurance and related services related to the audit of our annual financial statements for Fiscal 2005.

TAX FEES

            Pollard-Kelley billed us an aggregate of $0 in fees for tax compliance, tax advice, and tax planning services for any of the Fiscal 2005.

ALL OTHER FEES

            Pollard-Kelley   and  Mr.   Kelley   billed  us  an   aggregate   of
approximately $0 for all other services performed during Fiscal 2005.

            Our Board of Directors is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Board of Directors does not delegate these responsibilities. During Fiscal 2005, our Board of Directors pre-approved 100% of the services described above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEALIFE CORPORATION


Date: May 22, 2006                  /s/ Robert McCaslin
                                    --------------------------------------------
                                    By:   Robert McCaslin
                                    Its:  President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

          NAME                               TITLE                      DATE
          ----                               -----                      ----

/s/ Robert McCaslin             President and Chief Executive       May 22, 2006
--------------------------      Officer, Chief Financial
    Robert McCaslin             Officer and Director
                                (Principal Executive Officer and
                                Principal Financial Officer)

/s/ J.P. Heyes                  Secretary and Director              May 22, 2006
--------------------------
    J.P. Heyes

             Report of Independent Registered Public Accounting Firm


Board of Directors
Sealife Corporation and Subsidiaries

We have audited the accompanying balance sheets of Sealife Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related statements of income, changes in stockholders' equity, and cash flows for the two year periods ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004and the results of its operations and it cash flows for two year periods ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.



/s/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Pollard-Kelley Auditing Services, Inc.


Fairlawn, Ohio
May 15, 2006

                      SEALIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2005 and 2004
                                                         December 31,   December 31,
                                                            2005            2004
                                                         -----------    -----------
                           ASSETS
Current Assets
      Cash ...........................................   $     6,875    $     5,937
      Cash in escrow .................................        25,000         15,000
      Inventory ......................................        25,750         24,304
      Accounts Receivable ............................        80,072           --
      Prepaid expenses ...............................        28,593        102,665
                                                         -----------    -----------

           Total Current Assets ......................       166,290        147,906

Other Assets
      Technology .....................................     1,735,309      1,735,309
      Less: accumulated amortization .................    (1,735,309)      (256,999)
                                                         -----------    -----------
                                                                --        1,478,310
                                                         -----------    -----------

           Total Assets ..............................   $   166,290    $ 1,626,216
                                                         ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Notes payable ..................................   $   153,000    $   192,350
      Accounts payable ...............................        57,218         22,232
      Accounts payable - shareholders ................        26,502         95,530
      Accrued expenses ...............................        59,843           --
      Accrued wages ..................................       250,000        347,060
      Accrued interest ...............................        71,480         12,448
      Accrued payroll taxes ..........................         8,382          8,382
      Current portion of long-term debt ..............        14,139          7,313
                                                         -----------    -----------

           Total Current Liabilities .................       640,564        685,315

Long-Term Debt
      Notes payable ..................................       220,570        311,003

Stockholders' Equity
      Common stock ...................................         2,793          1,731
      Additional paid in capital .....................     7,134,101      5,100,452
      Deficit accumulated during the development stage    (7,831,738)    (4,472,285)
                                                         -----------    -----------

           Total Stockholders' Equity ................      (694,844)       629,898
                                                         -----------    -----------

           Total Liabilities and Stockholders' Equity    $   166,290    $ 1,626,216
                                                         ===========    ===========

See accompanying notes and accountants report

                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 For the Year Ended December 31, 2005 and 2004


                                                          December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------


Sales ........................................    $    163,228     $    100,282

Cost of sales ................................         106,921          146,825
                                                  ------------     ------------

      Gross Profit ...........................          56,307          (46,543)

Sales and marketing ..........................         436,574          375,419
General and administrative ...................       1,616,568        3,013,620
Technology Assets Impairment .................       1,362,618             --
                                                  ------------     ------------
                                                     3,415,760        3,389,039
                                                  ------------     ------------

Net Loss .....................................    $ (3,359,453)    $ (3,435,582)
                                                  ============     ============

Loss per share
      Weighted average shares outstanding ....      20,447,544       15,343,327
      Loss per share .........................    $      (0.16)    $      (0.22)

See accompanying notes and accountants report

                      SEALIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CHANGES OF STOCKHOLDERS' EQUITY
          For the Period From June 30, 2002, Through December 31, 2005
                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                   PREFERRED STOCK                  COMMON STOCK          ADDITIONAL        DURING
                             --------------------------    --------------------------      PAID IN       DEVELOPMENT
                                SHARES        AMOUNT         SHARES         AMOUNT         CAPITAL          STAGE          TOTAL
                             ------------  ------------    ------------  ------------    -----------    ------------    ------------
Balance June 30, 2002 ....           --    $       --         2,331,500  $     23,315    $   124,435    $    (14,726)   $   133,024
  Stock for services .....           --            --             6,500             7          6,493            --            6,500
  Sale of stock ..........           --            --           179,200           179        179,021            --          179,200
  SeaLife merger/par value
      change .............      2,000,000           200       4,109,646       (22,838)    17,089,260     (17,066,617)             5
  Recapitalization .......    (17,066,617)   17,066,617            --
  Cancel of preferred ....     (1,840,000)         (184)           --            --              184            --             --
  Conversion of preferred        (160,000)          (16)      1,600,000           160           (144)           --             --
  Stock for debt .........           --            --         1,000,000           100        999,900            --        1,000,000
  Stock for services .....           --            --           331,960            33        160,535            --          160,568
  Net loss for the period            --            --              --            --             --          (687,359)      (687,359)
                             ------------  ------------    ------------  ------------    -----------    ------------    -----------

Balance May 31, 2003 .....           --            --         9,558,806           956      1,493,067        (702,085)       791,938
  Stock for services .....           --            --         4,261,088           426      1,833,134            --        1,833,560
  Stock for Technology ...           --            --           400,000            40        399,960            --          400,000
  Sale of stock ..........           --            --           316,261            32        129,207            --          129,239
  Net loss for the period            --            --              --            --             --        (1,807,055)    (1,807,055)
                             ------------  ------------    ------------  ------------    -----------    ------------    -----------

Balance May 31, 2004 .....           --            --        14,536,155         1,454      3,855,368      (2,509,140)     1,347,682
  Stock for services .....           --            --         2,532,522           253      1,123,157            --        1,123,410
  Sale of Stock ..........           --            --           242,862            24        121,927            --          121,951
  Net loss for the period            --            --              --            --             --        (1,963,145)    (1,963,145)
                             ------------  ------------    ------------  ------------    -----------    ------------    -----------

Balance December 31, 2004            --            --        17,311,539         1,731      5,100,452      (4,472,285)       629,898
  Stock for services .....           --            --         5,385,542           538      1,175,787            --        1,176,325
  Sale of Stock ..........           --            --           190,476            19         59,981            --           60,000
  Debt converted to Stock            --            --         5,047,732           505        797,881            --          798,386

  Net loss for the period            --            --              --            --             --        (3,359,453)    (3,359,453)
                             ------------  ------------    ------------  ------------    -----------    ------------    -----------

Balance December 31, 2005            --    $       --        27,935,289  $      2,793    $ 7,134,101    $ (7,831,738)   $  (694,844)
                             ============  ============    ============  ============    ===========    ============    ===========

See accompanying notes and accountant's report.

                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Year Ended December 31, 2005 and 2004
                                                                December 31,
                                                        --------------------------
                                                            2005           2004
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ......................................   $(3,359,453)   $(3,435,582)
      Adjustments to reconcile net loss to net
        cash provided (used) in operating activities:
           Amortization .............................       115,692        256,999
           Technology Assets Impairment .............     1,362,618           --
           Stock issued for services ................     1,176,325      2,188,229
        Changes in Current Assets and liabilities:
           (Increase) in Accounts receivable ........       (80,072)          --
           (Increase) in Inventories ................        (1,445)       (18,304)
           Decrease in Prepaid expenses .............        74,071        262,334
           Increase (Decrease) in Accounts payables .        34,986        (32,299)
           Increase in Accrued expenses .............       377,376           --
           Increase in Accrued wages ................       193,106        309,400
           Increase in Accrued interest .............        59,032         24,350
           Increase in Accrued payroll taxes ........          --            8,382
                                                        -----------    -----------
           NET CASH (USED) BY
                OPERATING ACTIVITIES ................       (47,764)      (436,491)
                                                        -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of Common stock ..........................        60,000        210,690
      (Decrease) increase  in Notes payable .........       (67,157)       212,350
      Increase in Accounts payable SH ...............        65,859         34,400
                                                        -----------    -----------
           NET CASH PROVIDED BY
                FINANCING ACTIVITIES ................        58,702        457,440
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................        10,938         20,949
CASH AT BEGINNING OF PERIOD .........................        20,937            (12)
                                                        -----------    -----------
CASH AT END OF PERIOD ...............................   $    31,875    $    20,937
                                                        ===========    ===========

See accompanying notes and accountant's report.

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (AUDITED)
                                December 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY:

SeaLife Corp., a Nevada corporation ("SeaLife Nevada"), was incorporated in 2002. Also in 2002 SeaLife Nevada became the sole shareholder of SeaLife Marine Products, Inc., a California corporation. The subsidiary was formed to concentrate on certain marine product applications of its technology.

On June 30, 2002 SeaLife Nevada entered into an agreement with the shareholders of Division G, Inc. to exchange 100% of the stock of Division G, Inc. for shares of SeaLife Nevada's common stock. The agreement became effective July 1, 2002. At the time of acquisition Division G, Inc.'s assets consisted of ownership of all rights in perpetuity to ProTerra A6, a soil conditioner, Grease Bust, a grease treatment and cleaner, Soil Rescue, a soil Bio-remediation product, OilEx, a soil detoxification and rebuilding product, and Muni-Mix a sewer clean-up and detoxification product (the "Initial ProTerra Technologies"). All products were in the early stages of development. Division G, Inc. had no liabilities at the time of acquisition.

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

A history of the Company is as follows:

SeaLife Corporation, formerly Integrated Enterprises, Inc., formerly Vast Technologies Holding Company, Inc., formerly Fraser Realty Group, Inc. ("FRG"), is the successor to Fraser Mortgage Investments (the Trust), an unincorporated association in the form of a business trust organized in Ohio under the Declaration of Trust dated May 7, 1969. At a special meeting of the shareholders of the Trust held on August 28, 1984 a plan of reorganization was approved pursuant to which:

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at December 31, 2005 is approximately $7,813,875.

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

Until December 31, 2005, the Marine Product Technologies were being amortized on the straight-line basis over a 15-year life, based on management's opinion that 15 years represents a reasonable estimate of product life. See Note 3.

On September 17, 2003 the Company entered into an agreement with Gael Himmah to settle certain claims for accrued compensation and to purchase all proprietary rights and interests in four additional products and technologies (the "Secondary ProTerra Technologies"). The Secondary ProTerra Technologies include two agricultural applications two products related to soil recovery. The settlement and purchase price was the issuance of 400,000 shares of the Company's common stock and a right to receive a 3% royalty on the net sales of the Secondar ProTerra Technologies. Until December 31, 2005, were being amortized on the straight-line basis over a 15-year life, based on management's opinion that 15 years represents a reasonable estimate of product life. See Note 3.

Amortization expense for the Marine Product Technologies and the Proterra Technologies for the periods is as follows:

                              THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                 DECEMBER 31,                DECEMBER 31,
                           -------------------------   -------------------------
                               2005          2004          2005          2004
                           -----------   -----------   -----------   -----------
Amortization ...........   $ 28,923.00   $ 28,923.00   $115,692.00   $115,692.00


NOTE 3 - INTANGIBLE ASSETS

During the quarter ended December 31, 2005, the Company recorded a $1,362,826 charge for the impairment of technology assets. The impairment charge attributable to the Secondary ProTerra Technologies is $338,889 and the charge attributable to the Marine Product Technologies is $1,023,937. After reevaluating the resources currently available to the Company and the historically minimal sales, management has developed revised financial projections. The Company believes that the delays it has experienced in implementing its sales and marketing plan, and difficulty in obtaining investment, due, in part, to the continuing Securities and Exchange Commission ("SEC") lawsuit, may have resulted in the potential impairment of its technology assets and that an impairment analysis should be performed. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

The components of intangible assets as of December 31, 2005 are set forth in the following table:

                                                           IMPAIRMENT OF
                                                             DEVELOPED       NET BOOK
                               FAIR VALUE    ACCUMULATED     TECHNOLOGY      VALUE AT
                              AND ADDITIONS  AMORTIZATION    INTANGIBLE      12/31/05
                               -----------   -----------    -----------    -----------
Marine Product Technologies    $ 1,335,309   $   311,580    $(1,023,729)   $      --
Secondary ProTerra Product
   Technologies ............       400,000        61,111       (338,889)          --
                               -----------   -----------    -----------    -----------
                               $ 1,735,309   $   372,691    $(1,362,618)   $      --
                               ===========   ===========    ===========    ===========

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

Amortization expense amounted to $115,692 for the year ended December 31, 2005. Due to the Technology impairment analysis, the net book value for the Company's technologies is zero and will not be an expense to the future financials of the company. There are no other assets that qualify for amortization.

NOTE 4 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company, in connection with a consulting contract, issued a $100,000 note to one of its consultants. The note was due in full on January 9, 2005, and is unsecured. The interest rate is 7% per annum. The balance of the note at December 31, 2005 was $113,800. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 note with an individual. The note was due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at December 31, 2005 was $33,210. The Company is currently in default under this note.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, is unsecured, and does not call for payments until maturity. The interest rate is 36% per annum. The Company is currently in default under this note. The balance of the note including interest at December 31, 2005 was $55,800. On March 17, 2006 the individual agreed to accept 521,983 shares of our restricted common stock as consideration for the cancellation of the note.

On June 6, 2005, the Company entered into a $15,000 note with an individual. The note was due December 31, 2005, is unsecured and does not call for payments until maturity. The interest rate is 10% per month. The balance of the note including interest at December 31, 2005 is $25,900. The Company is currently in default under this note.

On June 30, 2005, the Company entered into a $8,000 note with an individual. The note is open-ended and is unsecured. The interest rate is 7% per annum, The Company is currently not in default under this note.

On December 22, 2005 the company entered into 3 notes with 3 individuals, each at $10,000 for a total of $30,000. The interest rate is 7% per annum and the notes are due December 21, 2006, December 22, 2006 and December 27, 2006, respectively. The company is currently not in default under these notes.

During the year ended December 31, 2005, the Company issued a five-year note for $14,500 at a 5% annual interest rate to its director, chief executive office and chief financial officer, Robert McCaslin, as evidence of prior loans made to the Company.

Long - Term Debt - Notes Payable:

In connection with the purchase of the Marine Product Technologies on June 30, 2002, SeaLife Nevada issued a ten-year note for $1,335,309. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

annum. The note may be converted at the option of the holder into common stock of the company at a conversion price which is equivalent to 80% of the market price, based on the average bid price of the Company's common stock over the previous thirty (30) days. On January 2, 2003 the holder converted $1,000,000 of the note into 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at both December 31, 2005 and December 31, 2004 was $220,309. At December 31, 2005, $13,456 of principal repayment was past due based on the terms of 5% of sales since the date of the note, and interest of $60,962 was also past due. The note has certain default provisions and stated period of times to correct the default. Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

The Company is in default on royalty payments o $1,395 owed to Mr. Himmah on the sale of products utilizing the Secondary ProTerra technologies.

NOTE 5 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At December 31, 2005 and December 31, 2004 the Company had 27,935,289 and 17,311,539 shares outstanding, respectively.

During the year ending December 31, 2005 the Company issued 5,385,532 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

SERVICE                                    SHARES                    VALUE
---------------------------------------------------------------------------
Business Consulting                     2,057,845                 $433,723
Legal Services                          1,844,497                 $434,631
Officer Salaries                          871,532                 $172,345
Product Consulting                        611,658                 $135,609
                                        5,385,532               $1,176,308

NOTE 6 - PREFERRED STOCK

The Company had 2,000,000 shares of convertible preferred stock outstanding at December 20, 2002, the date the Company acquired SeaLife Nevada. These had conversion rights of 10 shares of common for each shares of preferred. In an agreement signed June 24, 2003 the owners of these shares agreed to cancel 1,840,000 shares of preferred stock. The remaining 160,000 shares were converted into 1,600,000 shares of common stock of the Company of which 300,000 shares were conveyed to the original shareholders of SeaLife Nevada, including the current Directors of the Company

NOTE 7 - CONSULTING AGREEMENT

On June 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the year ended December 31, 2005, Mr. Himmah accepted 552,146 shares of common stock of the Company in lieu of cash compensation. At December 31, 2005, the Company owed Mr. Himmah $25,000 pursuant to the terms of his consulting agreement. Effective April 20, 2006, Mr. Himmah agreed to accepted shares of common stock having a value of $75,000 on the day of issuance in lieu of compensation owed to him pursuant to the consulting agreement.

NOTE 8 - GOING CONCERN

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

NOTE 9 - RELATED PARTIES

At December 31, 2005, the Company owed J.P. Heyes, a director, executive officer, and major shareholder of the Company, $10,000 for monies advanced to the Company. The note bears interest of 7% annual rate and has no priority in liquidation.

During the year ended December 31, 2005 McCaslin converted $12,477 in advances to the Company into 78,472 shares of restricted stock and J.P. Heyes converted $122,410 in advances to the Company into 769,874 shares of restricted stock.

The Company owed Mr. McCaslin an aggregate of $250,000 and $148,918 for wages at December 31, 2005 and 2004, respectively. The Company owed Ms. Heyes an aggregate of 90,582 for wages at December 31, 2004.

Effective   December  31,  2005,  Ms.  Heyes  elected  to  convert  her  accrued compensation as of such date, totaling $158,998 into 1,487,353 shares of our restricted common stock.

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

On June 14, 2004 the Company entered into an employment contract with Barre Rorabaugh, the President of the Company's subsidiary, SeaLife Marine, for the period extending through December 31, 2008. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $150,000 with annual reviews and the participation in an incentive program when adopted. During the period ended June 30, 2005 the Company issued 34,286 shares of common stock to the President of SeaLife Marine as compensation pursuant to the terms of his employment agreement. During the three months and year ended December 31, 2005, Mr. Rorabaugh accepted 461,943 and 972,618 shares of common stock, respectively in lieu of compensation owed to him pursuant to the consulting agreement.

On June 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the year ended December 31, 2005, Mr. Himmah accepted 552,146 shares of common stock of the Company in lieu of cash compensation. At December 31, 2005, the Company owed Mr. Himmah $25,000 pursuant to the terms of his consulting agreement. Effective April 20, 2006, Mr. Himmah agreed to accept 233,863 shares of common stock in lieu of compensation owed to him pursuant to the consulting agreement.

NOTE 10 - SUBSEQUENT EVENT, GAEL HIMMAH AGREEMENT

On April 20, 2006 the Company and Gael Himmah, the company's Chief Consulting Scientist, executed a Consulting Agreement, Settlement and General Release that reflects an additional consulting agreement with Mr. Himmah, settlement of past due compensation and validation of the Company's ownership of the ProTerra and SeaLife Marine products. Pursuant to the new consulting agreement Mr. Himmah will consult with respect to the development and commercialization of the Company's current technologies and will assist the Company's capital-raising efforts by attending and participating in meetings with potential investors and otherwise assisting in developing relationships with the investment community. As compensation for such services, Mr. Himmah will receive a commissions equal to 10% of the net sales of products utilizing the initial ProTerra Technologies up to an aggregate of $2,500,000 and 8% of such sales up to an additional $3,200,000.

NOTE 11 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

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

                               SEALIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (AUDITED)
                                December 31, 2005

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