Form 10QSB
period 2006-03-31
SEALIFE CORP
filed 2006-05-31
CIK 749753

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                                 Yes [X]  No [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of May 30, 2005, the issuer had 30,401,537 shares of common stock, par value $.0001 per share, issued and outstanding.

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements (unaudited)......................................3

         Condensed Consolidated Balance Sheet (unaudited)
         as of March 31, 2006..................................................3

         Condensed Consolidated Statement of Income (unaudited) for the three months ended March 31, 2006 and March 31, 2005..............4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2006 and March 31, 2005..........5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............15

Item 3.  Controls and Procedures..............................................30

PART II  OTHER INFORMATION....................................................30

Item 1.  Legal Proceedings....................................................30

Item 2.  Unregistered Sales of Securities and Use of Proceeds.................31

Item 6.  Exhibits.............................................................32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      SEALIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        March 31, 2006 and March 31, 2005

                                                      March 31,      March 31,
                                                        2006           2005
                                                     -----------    -----------
                         ASSETS
Current Assets

      Cash in escrow .............................   $    25,000    $    15,000
      Inventory ..................................        25,759         39,637
      Accounts Receivable ........................        77,659         16,397
      Prepaid expenses ...........................        45,647        155,371
                                                     -----------    -----------
           Total Current Assets ..................       174,065        226,405
Other Assets
      Technology .................................     1,735,309      1,735,309
      Less: accumulated amortization .............    (1,735,309)      (285,922)
                                                     -----------    -----------

                                                            --        1,449,387
                                                     -----------    -----------

           Total Assets ..........................   $   174,065    $ 1,675,792
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Bank overdrafts ............................   $     2,819    $       856
      Notes payable ..............................       183,000        175,500
      Accounts payable ...........................        34,926         72,805
      Accounts payable - shareholders ............         2,752         91,755
      Accrued expenses ...........................        43,112        194,210
      Accrued interest ...........................        85,269         17,844
      Accrued payroll taxes ......................         8,382          8,382
      Accrued royalties ..........................        16,953           --
      Accrued wages ..............................       362,500        437,297
      Current portion of long-term debt ..........        14,531          7,313
                                                     -----------    -----------
           Total Current Liabilities .............       748,244      1,005,962
Long-Term Debt
      Notes payable ..............................       220,178        311,003

Stockholders' Equity
      Common stock ...............................         3,014          1,874
      Additional paid in capital .................     7,433,146      5,619,326
      Deficit accumulated during the
         development stage .......................    (8,230,517)    (5,262,373)
                                                     -----------    -----------
              Total Stockholders' Equity .........      (794,357)       358,827
                                                     -----------    -----------

           Total Liabilities and Stockholders'
              Equity .............................   $   174,065    $ 1,675,792
                                                     ===========    ===========

See accompanying notes

                      SEALIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
          For the Three Months Ended March 31, 2006 and March 31, 2005



                                                   March 31,         March 31,
                                                     2006              2005
                                                 ------------      ------------

Sales ......................................     $     25,775      $     36,052

  Cost of sales ............................           14,465            20,049
                                                 ------------      ------------

Gross Profit ...............................           11,310            16,002

  Sales and marketing ......................           58,564           127,452
  General and administrative ...............          351,525           678,639
                                                 ------------      ------------
                                                      410,089           806,090
                                                 ------------      ------------

   Net Loss ................................     $   (398,779)     $   (790,088)
                                                 ============      ============

                     Loss per share ........     $      (0.01)     $      (0.05)

   Average shares outstanding ..............       28,786,647        15,703,993

See accompanying notes

                      SEALIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2006 and March 31, 2005

                                                          March 31,    March 31,
                                                            2006         2005
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ........................................   $(398,779)   $(790,088)
     Adjustments to reconcile net loss to net
       cash provided used in operating activities
          Amortization ...............................        --         28,923
          Stock issued for services ..................     299,266      459,017
       Changes in Current Assets and liabilities:
          Decrease (Increase) in Accounts receivable .       2,413      (16,396)
          (Increase) in Inventories ..................          (9)     (15,333)
          (Increase) in Prepaid expenses .............     (17,054)     (52,706)
          Increase (Decrease) in Accounts payable ....     (22,392)      50,572
          Increase (Decreased) in Accrued expenses ...     (16,731)     194,210
          Increase in Accrued interest ...............      13,789        5,396
          Increase in Accrued royalties ..............      16,953         --
          Increase in Accrued wages ..................     106,500       90,237
                                                         ---------    ---------
          NET CASH (USED) BY
               OPERATING ACTIVITIES ..................     (15,944)     (46,168)


CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of Common stock ............................        --         60,000
     Increase (decrease) in Notes payable ............      30,000      (16,850)
     (Decrease) in Accounts payable SH ...............     (23,750)      (3,775)
                                                         ---------    ---------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..................       6,250       39,375
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................      (9,694)      (6,793)
CASH AT BEGINNING OF PERIOD ..........................      31,875       20,937
                                                         ---------    ---------
CASH AT END OF PERIOD ................................   $  22,181    $  14,144
                                                         =========    =========
See accompanying notes

                               SEALIFE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2006


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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carry forward at March 31, 2006 is approximately $8,230,517.

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

NOTE 3 -  INTANGIBLE ASSETS

During the quarter ended December 31, 2005, the Company recorded a $1,362,826 charge for the impairment of technology assets. The impairment charge attributable to certain technologies owned by our ProTerra Technologies, Inc. subsidiary is $338,889 and the charge attributable to the Marine Product Technologies is $1,023,937. After reevaluating the resources currently available to the Company and the historically minimal sales, management has developed revised financial projections. The Company believes that the delays it has experienced in implementing its sales and marketing plan, and difficulty in obtaining investment, due, in part, to the continuing Securities and Exchange Commission ("SEC") lawsuit, may have resulted in the potential impairment of its technology assets and that an impairment analysis was required to be performed. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

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
                               ===========   ===========    ===========    ===========


Due to the Technology impairment analysis, the net book value for the Company's technologies is zero and will not be an expense to the future financials of the company including this first quarter ending March 31, 2006. There are no other assets that qualify for amortization.

NOTE 4 - NOTES PAYABLE

Current Notes Payable:

On January 9, 2004, the Company, in connection with a consulting contract, issued a $100,000 note to one of its consultants. The note was due in full on January 9, 2005, and is unsecured. The interest rate is 7% per annum. The balance of the note at March 31, 2006 was $115,616. The Company is currently in default under this note.

On June 14, 2004, the Company entered into a $30,000 note with an individual. The note was due June 14, 2005, is unsecured, and does not call for any payments until maturity. The interest rate is 7% per annum. The balance of the note at March 31, 2006 was $33,781. The Company is currently in default under this note.

On August 4, 2004, the Company entered into a $35,000 note with an individual. The note was due September 15, 2004, was unsecured, and did not call for payments until maturity. The interest rate is 36% per annum. The Company is currently in default under this note. The balance of the note including interest at December 31, 2005 was $55,800. On March 17, 2006 the individual agreed to accept 521,983 shares of our restricted common stock as consideration for the cancellation of the note.

On June 6, 2005, the Company entered into a $15,000 note with an individual. The note was due December 31, 2005, was unsecured and did not call for payments until maturity. The interest rate is 10% per month. The balance of the note including interest at March 31, 2006 was $31,450. On April 21, 2006 the individual agreed to accept 262,083 shares of our restricted common stock as consideration for the cancellation of the note.

On June 30, 2005, the Company entered into a $8,000 note with an individual. The note is open-ended and is unsecured. The interest rate is 7% per annum. The Company is currently not in default under this note.

On December 22, 2005 the company entered into 3 notes with 3 individuals, each at $10,000 for a total of $30,000. The interest rate is 7% per annum and the notes are due December 21, 2006, December 22, 2006 and December 27, 2006, respectively. The balances of these notes including interest at March 31, 2006 was $10,192, $10,175 and $10,175, respectively. The company is currently not in default under these notes.

During the nine month period ended September 30, 2005, the Company issued a five-year note for $14,500 at a 5% annual interest rate to its director, chief executive office and chief financial officer, Robert McCaslin, as evidence of prior loans made to the Company.

Long - Term Debt - Notes Payable:

In connection with the purchase of the Marine Product Technologies on June 30, 2002, SeaLife Nevada issued a ten-year note for $1,335,309 to Gael Himmah. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder into common stock of the company at a conversion price which is equivalent to 80% of the market price, based on the average bid price of the Company's common stock over the previous thirty (30) days. On January 2, 2003 Mr. Himmah converted $1,000,000 of the note into 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at March 31, 2006 was $220,309. At March 31, 2006, $13,848 of principal repayment was past due based on the terms of 5% of sales since the date of the note, and interest of $64,817 was also past due. The note has certain default provisions and stated period of times to correct the default. Because of the repayment schedule of the note and an inability to accurately forecast future sales, maturities on long-term debt annually can not be computed.

The Company is in default on royalty payments of $3,105 owed to Mr. Himmah on the sale of products utilizing certain technologies owned by the Company's Proterra Technologies, Inc. subsidiary.

NOTE 5 - COMMON STOCK

The Company has 100,000,000 shares of $.0001 par value Common Stock authorized. At March 31, 2006 and March 31, 2005 the Company had 30,139,454, and 18,635,793
shares outstanding respectively.

During the quarter ended March 31, 2006 the Company issued 2,204,165 shares of Common Stock for services. The shares issued and value assigned for these shares are as follows:

SERVICE                                               SHARES             VALUE
--------------------------------------------         ---------         ---------
Business Consulting ........................         1,321,537         $ 176,459
Legal Services .............................           569,275            80,697
Officer Salaries ...........................           313,353            42,110
                                                     ---------         ---------
Total Stock for Services ...................         2,204,165         $ 299,266
                                                     =========         =========
NOTE 6 - PREFERRED STOCK

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

On September 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three months ended March 31, 2006, Mr. Himmah was not issued stock for services due to discussions concerning changes in his contract. At March 31, 2006, the company owed Mr. Himmah $62,500. Effective April 20, 2006, Mr. Himmah agreed to accept shares of common stock having a value of $75,000 on the day of issuance in lieu of compensation owed to him pursuant to the consulting agreement.

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

During the year ended December 31, 2005, Mr. McCaslin converted $12,477 in advances to the Company into 78,472 shares of restricted stock and J.P. Heyes converted$122,410 in advances to the Company into 769,874 shares of restricted stock.

Effective   December  31,  2005,  Ms.  Heyes  elected  to  convert  her  accrued compensation as of such date, totaling $158,998 into 1,487,353 shares of our restricted common stock.

The Company owed Mr. McCaslin an aggregate of $294,000 for wages at March 31, 2006. The Company owed Ms. Heyes an aggregate of $25,000 for wages at March 31, 2006.

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

On June 14, 2004 the Company entered into an employment contract with Barre Rorabaugh, the President of the Company's subsidiary, Sealife Marine, for the period extending through December 31, 2008. The agreement defines the duties and responsibilities of the position, provides an annual compensation of $150,000 with annual reviews and the participation in an incentive program when adopted. During the three months ended March 31, 2006, Mr. Rorabaugh accepted 313,353 shares of common stock, in lieu of compensation owed to him pursuant to his employment agreement.

On June 30, 2002, in connection with the purchase of the Marine Product Technologies, SeaLife Nevada entered into a consulting agreement with the developer of the Marine Product Technologies, Gael Himmah, for his advice in the use and improvement of such assets. This agreement was assigned to the Company and amended in January 2003. Mr. Himmah is to provide all necessary support in complying with government regulations, in solving specific marketing and environmental problems, in product improvement, in developing operational protocols, in advising and support on the operation of the Company's business and to assist in the purchase or manufacture of the Company's products. The agreement calls for the consultant to receive $10,000 per month from September 1, 2002 to April 15, 2004, and $12,000 per month thereafter until September 1, 2007. During the quarter ended November 30, 2003 the Company entered into an additional agreement with this consultant to provide services through December 31, 2003 for an additional 300,000 shares of the Company's common stock. During 2004 the consultant agreed to accept 100,000 shares of the Company's common stock in lieu of compensation owed to him pursuant to the consulting agreement. During the three months ended March 31, 2006, Mr. Himmah was not issued stock for services due to discussions concerning changes in his contract. At March 31, 2006, the company owed Mr. Himmah $62,500. Effective April 20, 2006, Mr Himmah agreed to accept shares of common stock having a value of $75,000 on the day of issuance in lieu of compensation owed to him pursuant to the consulting agreement.

In connection with the purchase of the Marine Product Technologies on June 30, 2002, SeaLife Nevada issued a ten-year note for $1,335,309 to Gael Himmah. The note is to be repaid based on the Company's sales, i.e. at 5% of the first $3,000,000 of sales, and at 2.5% on the sales in excess of that amount, until paid in full. The note payments are to be made monthly and the note bears interest at the rate of 7% per annum. The note may be converted at the option of the holder into common stock of the company at a conversion price which is equivalent to 80% of the market price, based on the average bid price of the Company's common stock over the previous thirty (30) days. On January 2, 2003 Mr. Himmah converted $1,000,000 of the note into 1,000,000 shares of SeaLife Corporation common stock. The balance of the note at March 31, 2006 was $220,309. At March 31, 2006, $13,848 of principal repayment was past due based on the terms of 5% of sales since the date of the note, and interest of $64,817 was also past due. The note has certain default provisions and stated period of times to correct the default. With respect to ProTerra products, the Company owed Mr. Himmah $3,105 based on a commission that ranges from 3% to 10% on sales of such products.

NOTE 10 - SUBSEQUENT EVENT, GAEL HIMMAH AGREEMENT

On April 20, 2006 the Company and Gael Himmah, the company's Chief Consulting Scientist, executed a Consulting Agreement, Settlement and General Release that reflects an additional consulting agreement with Mr. Himmah, settlement of past due compensation and validation of the Company's ownership of the ProTerra and SeaLife Marine products. Pursuant to the new consulting agreement Mr. Himmah will consult with respect to the development and commercialization of the Company's current technologies and will assist the Company's capital-raising efforts by attending and participating in meetings with potential investors and otherwise assisting in developing relationships with the investment community. As compensation for such services, Mr. Himmah will receive commissions equal to 10% of the net sales of products utilizing the initial ProTerra Technologies up to an aggregate of $2,500,000 and 8% of such sales up to an additional $3,200,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2005 Form 10-QSB previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF SEALIFE CORPORATION. FOR THE THREE MONTHS ENDED MARCH 31, 2006. EXCEPT FOR
HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         SeaLife Corporation was formed as a Delaware corporation in 1984 under the name Fraser Realty Group. We operated as a real estate investment trust until 1990, when management was unable to secure additional financing or find other means of obtaining needed cash to permit us to meet our obligations. As a result, we ceased operations and remained inactive until December, 2002.

         On December 17, 2002, pursuant to an Exchange Agreement dated September 30, 2002, we acquired all of the issued and outstanding shares of SeaLife Corp., a Nevada Corporation ("SeaLife Nevada"), in exchange for a substantial majority of the shares of our common stock (the "Acquisition"). Our stockholders retained their 274,554 shares of common stock which were issued and outstanding prior to the consummation of the Acquisition. Concurrent with the Acquisition, we changed our name from Integrated Enterprises, Inc. to SeaLife Corporation, our former directors and officers resigned, and the directors and officers of SeaLife Nevada became our directors and officers. Also concurrent with the acquisition, we effected a 15-to-1 reverse stock split.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

         REVENUES

         We had revenues of $25,775 for the three months ended March 31, 2006 and revenues of $36,052 for the same period ending in 2005. Proterra contributed 66.3% and SeaLife Marine 33.7% of the revenues for the three months ended March 31, 2006. Sales for Marine products are down significantly due to the company's limited funding and therefore its ability to fill orders. Both the limited funding and the slow recovery of the economies in the Southeast and other southern states will continue to affect our sales for some time. Our sales rate will depend on the success of our marketing efforts, regulatory acceptance of our products, and our ability to raise additional capital to support continued operations.

         OPERATING EXPENSES

         Our Cost of Sales for the three months ended March 31, 2006 and for the same period ending in 2005 was $14,465 and $20,049 respectively. Cost of sales over these periods consisted of costs for goods and services directly used in the production of our Proterra and SeaLife Marine coating products. The decrease in Cost of Sales is directly attributable to our decrease in product sales over the 3 month period. Our goal is to lower costs as a percentage of revenues, in part, by increasing volume to achieve bulk discounts.

         We incurred a net loss of $398,779 for the three months ended March 31, 2006 as compared to a net loss of $790,088 for the three months ended March 31, 2005. This loss solely represents a loss from operations. Our net loss primarily reflects costs for consultants, attorneys and employees with limited sales revenue.

           Total operating expenses consist of general administrative, sales and marketing expenses. For the three months ended March 31, 2006, total operating expenses were $410,089 versus $806,090 for the period ending March 31, 2005. This represents a 49.1% decrease due to a reduction in the use of outside consultants and legal expenses.

         The majority of our expenses are recorded as paid-in capital, since the large majority of our administrative expenses were paid in the form of common stock instead of cash.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we had bank overdrafts of approximately $2,819 and negative working capital of approximately $574,179. We expect a significant use of cash during the balance of fiscal 2006 as we continue to develop our sales and marketing efforts. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the balance of 2006. We anticipate a need to raise additional funds by issuing additional equity, the amount and timing of which will depend on sales volume and increased investment spending in the areas of sales/marketing and expenses in the legal and administration categories.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through sales and grants of equity securities. For the three months ended March 31, 2006, we had a net decrease in cash of approximately $9,694. Cash flows from operating, and financing activities for the three months ended March 31, 2006 are summarized in the following table:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
ACTIVITY:                                              2005            2006
------------------------------------------------   ------------    ------------

Operating activities ...........................   $    (46,168)   $    (15,944)
Financing activities ...........................         39,375           6,250
  Net increase (decrease) in cash ..............   $     (6,793)   $     (9,694)


GOING CONCERN

         Our independent auditor expressed substantial doubt as to our ability to continue as a going concern, in its report for the twelve months ended December 31, 2005, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations.

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

         As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the twelve months ended December 31, 2005 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing and the payment of equity as direct compensation for services to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

         For each fiscal year since our acquisition of SeaLife Nevada in 2002, we have generated net losses and we have accumulated losses totaling approximately $8,230,517 as of March 31, 2006. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future. We have just recently introduced some of our products into the marketplace and have shipped small quantities to our distributors.

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

         Because of these and other factors, we believe comparisons of our results of operations for our three months ended March 31, 2006 and March 31, 2005, are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

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

         Except with respect to the adoption of our Code of Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the year ended December 31, 2006, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls. We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of
Section 404 by the end of fiscal year 2006, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

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

         As an environmental products manufacturer, we are subject to a wide variety of local, state and federal rules and regulations. While we believe that our operations are in compliance with all applicable rules and regulations, we can provide no assurances that from time to time unintentional violations of such rules and regulations will not occur. Certain of our products are regulated by the U. S. Environmental Protection Agency and the individual states where marketed. Government regulation results in added costs for compliance activities and increases the risk of losing revenues should regulations change. Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

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

ANY ISSUANCE OF FURTHER STOCK MAY RESULT IN THE LOSS OF CONTROL BY PRESENT MANAGEMENT AND SHAREHOLDERS.

         We may issue shares in consideration for cash, assets or services out of our authorized but un-issued common stock that could, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be that those new shareholders and management would control us, and unknown persons could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  SHAREHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         As of March 31, 2006 our officers and directors and their affiliates owned approximately 28.2% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including Robert McCaslin, our Chief Executive Officer, President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph
e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. McCaslin concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In the 3 months ending at March 31, 2006, we issued to Appropriated Funding and Advancements, Inc., an aggregate of 109,610 shares of our common stock, pursuant to the terms of a consulting agreement, as payment for services rendered through March 31, 2006. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective March 31, 2006, we issued 105,535 shares of our common stock to Daniel Kubik, pursuant to the terms of a consulting agreement, as payment for services rendered during the first quarter through March 31, 2006. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective March 10, 2006, we issued 75,000 shares of our common stock to Howard Issacs, pursuant to the terms of a consulting agreement, as payment for services rendered during the first quarter through March 31, 2006. The investor in this transaction represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective March 31, 2006, we issued 75,000 restricted shares of our common stock to Richard Kaiser as compensation for investor relation services provided to us by Yes International, Inc. through March 31, 2006. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         Effective March 31, 2006, we issued 69,275 restricted shares of our common stock to Leonard, Dicker & Schreiber, LLP as compensation for legal services provided to us through March 31, 2006. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

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

                                        SEALIFE CORPORATION


Date: May 31, 2006                        /s/ Robert A. McCaslin
                                          ------------------------
                                    By:   Robert A. McCaslin
                                    Its:  Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

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


                                      EX-1